Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XX
filed 1995-05-12
CIK 736909

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ------------
                       Commission file number   0-13408

                          Century Properties Fund XX
            (Exact name of Registrant as specified in its charter)

     California                                         94-2930770
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia    30328
  (Address of principal executive office)                          (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090

                                      N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                                   -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes            No
                            -----         -----
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                   .
                 ------------------



                                    1 of 10

            CENTURY PROPERTIES FUND XX - FORM 10-Q - MARCH 31, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                   March 31,       December 31,
                                                      1995            1994
                                                  (Unaudited)       (Audited)
Assets

Cash and cash equivalents                       $   4,804,000   $   4,226,000
Other assets                                          411,000         340,000

Real Estate:

   Real estate                                     53,988,000      53,835,000
   Accumulated depreciation                       (13,292,000)    (12,835,000)
   Allowance for impairment of value               (6,296,000)     (6,296,000)
                                                -------------   -------------
Real estate, net                                   34,400,000      34,704,000

Deferred sales commissions, net                       707,000         755,000
Deferred organization expenses, net                   486,000         519,000
Deferred costs, net                                   395,000         427,000
                                                -------------   -------------
    Total assets                                $  41,203,000   $  40,971,000
                                                =============   =============

Liabilities and Partners' (Deficit)

Accrued expenses and other liabilities          $   1,124,000   $     868,000
Non-Recourse Promissory Notes:
   Principal                                       31,386,000      31,386,000
   Deferred interest payable                       12,915,000      12,601,000
                                                -------------   -------------
    Total liabilities                              45,425,000      44,855,000
                                                -------------   -------------
Commitments and Contingencies

Partners' (Deficit):

General partner                                    (1,320,000)     (1,313,000)
Limited partners (61,814 units outstanding at
  March 31, 1995 and December 31, 1994)            (2,902,000)     (2,571,000)
                                                -------------   -------------
    Total partners' (deficit)                      (4,222,000)     (3,884,000)

                                                -------------   -------------
    Total liabilities and partners' (deficit)   $  41,203,000   $  40,971,000
                                                =============   =============


                      See notes to financial statements.

                                    2 of 10

            CENTURY PROPERTIES FUND XX - FORM 10-Q - MARCH 31, 1995



Statements of Operations (Unaudited)



                                                   For the Three Months Ended
                                               March 31, 1995    March 31, 1994

Revenues:

  Rental                                         $   1,736,000   $   1,517,000
  Interest and other income                             54,000          33,000
                                                 -------------   -------------
    Total revenues                                   1,790,000       1,550,000
                                                 -------------   -------------

Expenses:

  Interest to Promissory Note Holders                  628,000         628,000
  Interest                                                 -            23,000
  Operating                                            798,000         806,000
  Depreciation                                         457,000         457,000
  Amortization                                          81,000          81,000
  General and administrative                           164,000         167,000
                                                 -------------   -------------
    Total expenses                                   2,128,000       2,162,000
                                                 -------------   -------------
Net loss                                         $    (338,000)  $    (612,000)
                                                 =============   =============
Net loss per individual investor unit            $          (5)  $         (10)
                                                 =============   =============

                      See notes to financial statements.

                                    3 of 10

            CENTURY PROPERTIES FUND XX - FORM 10-Q - MARCH 31, 1995


Statements of Cash Flows (Unaudited)
                                                 For the Three Months Ended
                                               March 31, 1995  March 31, 1994


Operating Activities:

Net loss                                      $    (338,000)    $    (612,000)
Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation and amortization                   586,000           574,000
    Provision for doubtful receivables                2,000             -
    Deferred costs paid                             (16,000)          (42,000)
    Deferred interest on non-recourse
     promissory notes                               314,000           313,000
Changes in operating assets and liabilities:
    Other assets                                    (73,000)           62,000
    Accrued expenses and other liabilities          256,000           198,000
                                              -------------     -------------
Net cash provided by operating activities           731,000           493,000
                                              -------------     -------------
Investing Activities:

Proceeds from cash investments                          -           2,470,000
Additions to real estate                           (153,000)          (42,000)
                                              -------------     -------------
Net cash (used in) provided by
  investing activities                             (153,000)        2,428,000
                                              -------------     -------------
Financing Activities:

Notes payable principal payments                        -             (26,000)
                                              -------------     -------------
Cash (used in) financing activities                     -             (26,000)
                                              -------------     -------------
Increase in Cash and Cash Equivalents               578,000         2,895,000

Cash and Cash Equivalents at Beginning
  of Period                                       4,226,000         1,379,000
                                              -------------     -------------
Cash and Cash Equivalents at End of Period    $   4,804,000     $   4,274,000
                                              =============     =============
Supplemental Disclosure of Cash
   Flow Information:
    Interest paid in cash during the
      period - notes payable                  $         -       $      21,000
                                              =============     =============
    Interest paid in cash during the period
      - non-recourse promissory notes         $     314,000     $     314,000
                                              =============     =============


                      See notes to financial statements.
                                    4 of 10





            CENTURY PROPERTIES FUND XX - FORM 10-Q - MARCH 31, 1995
                         NOTES TO FINANCIAL STATEMENTS


1.  General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership has approximately $3,481,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $39,000 and $18,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of gross receipts from certain properties it manages. For the three months ended March 31, 1995 and 1994, affiliates of NPI, Inc.
received $33,000 and $11,000, respectively. These fees are included in operating expenses.

3.  Contingency

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company wide debt restructuring plan. Effective December 31, 1994, the obligors under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. It is anticipated that any payments made to the Partnership on account of its $1,250,000 face amount deficiency certificate will not be made, if at all, until such time. The amount the Partnership will ultimately receive under the certificate, which is subject to contingencies, is uncertain. Accordingly, the certificate will be recorded in the financial statements when payment is received.



                                    5 of 10


            CENTURY PROPERTIES FUND XX - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's real estate properties consist of three office buildings located in North Carolina, Virginia, and Kansas, two business parks located in Texas and North Carolina and two apartment complexes located in Florida and South Carolina. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential properties and with remaining lease terms of up to six years for the commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All seven of Registrant's properties generated positive cash flow from operations during the three months ended March 31, 1995.

Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary source of liquidity. Excess cash from operations was not distributed for the three months ended March 31, 1995. Cash generated from operations will continue to be used to make the required payments to the Promissory Note Holders and for working capital reserves. It is not currently anticipated that Registrant will make any distributions from operations in the near future.

Liquidity based on cash and cash equivalents improved by $578,000 at March 31, 1995, as compared to December 31, 1994. Registrant's $731,000 of cash provided by operating activities was only partially offset by $153,000 of cash used for improvements to real estate (investing activities). Registrant has no plans for major capital improvements during the next twelve months. All other increases (decreases) in certain assets and liabilities are the result of the timing of the receipt and payment of various operating activities.

Working capital reserves are being invested in a money market account, United States Treasury bills or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund capital improvements and required interest payments to the Promissory Note Holders until November 30, 1998, the maturity date of the notes. At that time Registrant will have to extend the due dates of these notes, find replacement financing, or sell properties.

With respect to Limited Partners, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors and any portions that are returned will come from cash flow. The extent to which invested capital is returned to investors is dependent upon the success of the performance of Registrant's properties and the markets in which such properties are located. It is anticipated that many of the properties will continue to be held longer than originally expected. The ability to hold and operate theses properties is dependent on Registrant's ability to obtain additional financing, refinancing, or debt restructuring as required.

                                    6 of 10

            CENTURY PROPERTIES FUND XX - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties for residential properties have been relatively low interest rates, which encourage existing and potential residential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $274,000 for the three months ended March 31, 1995, as compared to March 31, 1994, as revenues increased by $240,000 and expenses decreased by $34,000.

Revenues increased by $240,000 due to an increase in rental income of $219,000 and interest income of $21,000. Rental revenues increased due to an increase in occupancy and rental rates during the period at Registrant's Crabtree Office Center, Highland Park Commerce Center and Metcalf 103 Office Park properties, which was partially offset by decreased occupancy at Registrant's Commonwealth Centre. Interest and other income increased primarily due to higher interest rates.

Expenses decreased by $34,000 due to decreases in interest expense of $23,000, operating expenses of $8,000 and general and administrative expenses of

$3,000. Interest expense declined due to the satisfaction of the note payable encumbering the Corners Apartments property in June 1994. All other expenses remained relatively constant.

                                    7 of 10

            CENTURY PROPERTIES FUND XX - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with the occupancy data, follows:

                          CENTURY PROPERTIES FUND XX

                               OCCUPANCY SUMMARY
                For the Quarters Ended March 31, 1995 and 1994

                                                                   Average
                           Date of                            Occupancy Rate (%)
Name and Location          Purchase       Type       Size       1995     1994
- -----------------          --------       ----       ----       ----     ----

Commonwealth Centre          10/84      Business    109,000       87       93
Dallas, Texas                            Park       sq. ft.

Crabtree Office Center       12/84       Office     65,000        99       87
Raleigh, North Carolina                 Building    sq. ft.

Linpro Park I                03/85       Office     79,000       100      100
Reston, Virginia                        Building    sq. ft.

Metcalf 103 Office Park (2)  04/91       Office     60,000        92       87
Overland Park, Kansas                   Building    sq. ft.

Highland Park Commerce
Center - Phase I and
The Goodyear and
Digital Buildings             (1)       Business    107,000       78       76
Charlotte, North Carolina                 Park      sq. ft.

Harbor Club Downs (3)        05/92      Apartment      272        97       96
Palm Harbor, Florida                    Building      units

The Corners Apartments (4)   11/92      Apartment      176        95       96
Spartanburg, South Carolina             Building      units


(1) Phase I and the two buildings were acquired in separate transactions on

November 5, 1985 and February 12, 1986, respectively.

(2) Registrant acquired the property through foreclosure of a mortgage loan receivable in April 1991.

(3) Registrant acquired the property through foreclosure of a mortgage loan receivable in May 1992.

(4) Registrant acquired the property through foreclosure of a mortgage loan receivable in November 1992.


                                    8 of 10

            CENTURY PROPERTIES FUND XX - FORM 10-Q - MARCH 31, 1995

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.




                                    9 of 10

            CENTURY PROPERTIES FUND XX - FORM 10-Q - MARCH 31, 1995

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTURY PROPERTIES FUND XX

                              By: FOX PARTNERS III,
                                  Its General Partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner

                              /S/ARTHUR N. QUELER
                              ------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                               10 of 10