Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XX
filed 1995-08-11
CIK 736909

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to ____________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No_____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _____      No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                               1 of 13



           CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Balance Sheets

                                                    June 30,     December 31,
                                                      1995           1994
                                                  (Unaudited)     (Audited)
Assets

Cash and cash equivalents                       $  4,684,000    $  4,226,000
Other assets                                         525,000         340,000

Real Estate:

   Real estate                                    54,184,000      53,835,000
   Accumulated depreciation                      (13,750,000)    (12,835,000)
   Allowance for impairment of value              (6,296,000)     (6,296,000)
                                                ------------    ------------
Real estate, net                                  34,138,000      34,704,000

Deferred sales commissions, net                      659,000         755,000
Deferred organization expenses, net                  452,000         519,000
Deferred costs, net                                  386,000         427,000
                                                ------------    ------------

    Total assets                                $ 40,844,000    $ 40,971,000
                                                ============    ============


Liabilities and Partners' (Deficit)

Accrued expenses and other liabilities          $    867,000    $    868,000
Non-Recourse Promissory Notes:
   Principal                                      31,386,000      31,386,000
   Deferred interest payable                      13,229,000      12,601,000
                                                ------------    ------------

      Total liabilities                           45,482,000      44,855,000
                                                ------------    ------------

Commitments and Contingencies

Partners' (Deficit):

General partner                                   (1,341,000)     (1,313,000)
Limited partners (61,814 units outstanding at
    June 30, 1995 and December 31, 1994)          (3,297,000)     (2,571,000)

                                                ------------    ------------

 Total partners' (deficit)                        (4,638,000)     (3,884,000)
                                                ------------    ------------

 Total liabilities and partners' (deficit)      $ 40,844,000    $ 40,971,000
                                                ============    ============


                     See notes to financial statements.

                                   2 of 13



           CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

Statements of Operations (Unaudited)

                                        For the Six Months Ended
                                      June 30, 1995   June 30, 1994
Revenues:

 Rental                                 $ 3,552,000    $ 3,069,000
 Interest income                            118,000         83,000
                                        -----------    -----------
  Total revenues                          3,670,000      3,152,000
                                        -----------    -----------
Expenses:

 Interest to Promissory Note Holders      1,255,000      1,255,000
 Interest                                      --           45,000
 Operating                                1,692,000      1,750,000
 Depreciation                               915,000        914,000
 Amortization                               163,000        163,000
 General and administrative                 386,000        411,000
                                        -----------    -----------
  Total expenses                          4,411,000      4,538,000
                                        -----------    -----------
Net loss                                $  (741,000)   $(1,386,000)
                                        ===========    ===========
Net loss per individual investor unit   $       (12)   $       (22)
                                        ===========    ===========

                     See notes to financial statements.

                                   3 of 13


           CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

Statements of Operations (Unaudited)

                                        For the Three Months Ended

                                       June 30, 1995  June 30, 1994
Revenues:

 Rental                                 $ 1,816,000    $ 1,552,000
 Interest income                             64,000         50,000
                                        -----------    -----------
  Total revenues                          1,880,000      1,602,000
                                        -----------    -----------
Expenses:

 Interest to Promissory Note Holders        627,000        627,000
 Interest                                      --           22,000
 Operating                                  894,000        951,000
 Depreciation                               458,000        457,000
 Amortization                                82,000         82,000
 General and administrative                 222,000        237,000
                                        -----------    -----------
  Total expenses                          2,283,000      2,376,000
                                        -----------    -----------
Net loss                                $  (403,000)   $  (774,000)
                                        ===========    ===========
Net loss per individual investor unit   $        (6)   $       (12)
                                        ===========    ===========

                     See notes to financial statements.

                                   4 of 13


           CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

Statements of Cash Flows (Unaudited)
                                                     For the Six Months Ended
                                                   June 30, 1995  June 30, 1994
Operating Activities:

Net loss                                            $  (741,000)   $(1,386,000)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation and amortization                        1,171,000      1,154,000
 Deferred interest on non-recourse
   promissory notes                                     628,000        628,000
 Provision for doubtful receivables                       2,000           --
 Deferred costs paid                                    (52,000)       (97,000)
Changes in operating assets and liabilities:
 Other assets                                          (187,000)      (110,000)
 Accrued expenses and other liabilities                  (1,000)        25,000
                                                    -----------    -----------
Net cash provided by operating activities               820,000        214,000
                                                    -----------    -----------
Investing Activities:

Additions to real estate                               (349,000)      (151,000)
Proceeds from cash investments                             --        3,652,000

                                                    -----------    -----------
Net cash (used in) provided by investing
  activities                                           (349,000)     3,501,000
                                                    -----------    -----------
Financing Activities:

Repayment of notes payable                                 --         (986,000)
Cash distributions to general partner                   (13,000)       (13,000)
Notes payable principal payments                           --          (43,000)
                                                    -----------    -----------
Cash (used in) financing activities                     (13,000)    (1,042,000)
                                                    -----------    -----------
Increase in Cash and Cash Equivalents                   458,000      2,673,000

Cash and Cash Equivalents at Beginning
  of Period                                           4,226,000      1,379,000
                                                    -----------    -----------
Cash and Cash Equivalents at End of Period          $ 4,684,000    $ 4,052,000
                                                    ===========    ===========
Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the period
     -- notes payable                                      --      $    40,000
                                                    ===========    ===========
   Interest paid in cash during the period
     -- non-recourse promissory notes               $   627,000    $   627,000
                                                    ===========    ===========
                     See notes to financial statements.
                                   5 of 13


       CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

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

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a)  An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $78,000 and $66,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of gross receipts from certain properties it manages. For the six months ended June 30, 1995 and 1994, affiliates of NPI, Inc. received $68,000 and $43,000, respectively. These fees are included in operating expenses.

    (c) In accordance with the Partnership Agreement, the general partner is entitled to receive a partnership management fee based on cash available for distribution. For the six month periods ended June 30, 1995 and 1994, these fees totaled $36,000. These fees are included in general and administrative expenses. In addition, a $13,000 distribution was made to the general partner during the six month periods ended June 30, 1995 and 1994.

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

                               6 of 13

       CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

                     NOTES TO FINANCIAL STATEMENTS

4.  Legal Proceedings

    Adrian Charles Pastori, on his own behalf and for all others similarly situated vs. Century Properties Fund XX et al., California Superior Court for County of San Diego, Case No. 673150.

    On January 20, 1995, the Court sustained the Partnership's motion that the plaintiff's case did not set forth the cause of action upon which relief could be granted and again granted the plaintiff leave to file an amended complaint. On June 21, 1995, the demurrer previously granted by the Court was overruled. Registrant has filed its answer in the case and intends to vigorously defend this action. The ultimate outcome of the litigation cannot presently be determined, however, MGP does not believe that the litigation will have a material adverse effect to the Partnership.

                               7 of 13

             CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's real estate properties consist of three office buildings located in North Carolina, Virginia, and Kansas, two business parks located in Texas and North Carolina and two apartment complexes located in Florida and South Carolina. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential properties and with remaining lease terms of up to six years for the commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All seven of Registrant's properties generated positive cash flow from operations during the six months ended June 30, 1995.

Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary source of liquidity. Excess cash from operations was not distributed for the six months ended June 30, 1995. Cash generated from operations will continue to be used to make the required payments to the Promissory Note Holders and for working capital reserves. It is not currently anticipated that Registrant will make any distributions from operations in the near future.

Liquidity based on cash and cash equivalents improved by $458,000 at June 30, 1995, as compared to December 31, 1994. Registrant's $820,000 of net cash provided by operating activities was only partially offset by $349,000 of cash used for improvements to real estate (investing activities) and $13,000 of cash distributions to the general partner (financing activities). Registrant has no plans for major capital improvements during the next twelve months.
All other increases (decreases) in certain assets and liabilities are the result of the timing of the receipt and payment of various operating activities.

Working capital reserves are being invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund capital improvements and required interest payments to the Promissory Note Holders until November 30, 1998, the maturity date of the notes. At that time Registrant will have to extend the due dates of these notes, find replacement financing, or sell properties.


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

                               8 of 13

       CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

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

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $645,000 for the six months ended June 30, 1995, as compared to June 30, 1994, as revenues increased by $518,000 and expenses decreased by $127,000.

Revenues increased by $518,000 due to increases in rental income of $483,000 and interest income of $35,000. Rental revenues increased due to an increase in occupancy and rental rates during the period at Registrant's Crabtree Office Center, Highland Park Commerce Center, and Metcalf 103 Office Park properties, which was partially offset by decreased occupancy at Registrant's Commonwealth Centre. Interest income increased primarily due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.


Expenses decreased by $127,000 due to decreases in operating expenses of $58,000, interest expense of $45,000 and general and administrative expenses of $25,000, which were slightly offset by an increase in depreciation expense of $1,000. Operating expenses declined primarily due to a decrease in legal expenses incurred at Commonwealth Centre in connection with a settlement with a tenant in the prior year comparative period. Interest expense declined due to the satisfaction of the note payable encumbering Registrant's Corners Apartments property in June 1994. General and administrative expenses declined primarily due to a decrease in asset management fees. All other expenses remained relatively constant.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $371,000 for the three months ended June 30, 1995, as compared to June 30, 1994, as revenues increased by $278,000 and expenses decreased by $93,000.

Revenues increased by $278,000 due to increases in rental income of $264,000 and interest income of $14,000. Rental revenues increased due to an increase in occupancy and rental rates during the period at Registrant's Crabtree Office Center, Highland Park Commerce Center, and the Corners Apartments,

                               9 of 13

           CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Three Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

which was partially offset by decreased occupancy at Registrant's Commonwealth property. Interest income increased primarily due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.

Expenses decreased by $93,000 due to decreases in operating expenses of $57,000, general and administrative expenses of $15,000, and interest expense of $22,000, which were slightly offset by an increase in depreciation expense of $1,000. Operating expenses declined primarily due to a decrease in legal expenses incurred at Commonwealth Centre in connection with a settlement with a tenant in the prior year comparative period. Interest expense declined due to the satisfaction of the note payable encumbering Registrant's Corners Apartments property in June 1994. General and administrative expenses declined primarily due to a decrease in asset management fees. All other expenses remained relatively constant.

Properties

A description of the properties in which Registrant had an ownership interest during the period covered by this Report, along with occupancy data, follows:

                      CENTURY PROPERTIES FUND XX


                           OCCUPANCY SUMMARY
                                                                Average
                                                           Occupancy Rate (%)
                                                         Six Months Three Months
                                                             Ended      Ended
                            Date of                        June 30,   June 30,
Name and Location          Purchase  Type       Size     1995   1994  1995  1994
- -----------------          --------  ----       ----     ----   ----  ----  ----
Commonwealth Centre         10/84   Business   109,000    88     93    88    93
Dallas, Texas                         Park     sq. ft.

Crabtree Office Center      12/84    Office     57,000    99     89    99    92
Raleigh, North Carolina             Building   sq. ft.

Linpro Park I               03/85    Office     79,000   100    100   100   100
Reston, Virginia                    Building   sq. ft.

Metcalf 103 Office Park (2) 04/91    Office     60,000    92     89    92    91
Overland Park, Kansas               Building    sq. ft.

Highland Park Commerce
Center - Phase I and
The Goodyear and
Digital Buildings            (1)    Business   107,000    80     77    82    77
Charlotte, North Carolina           Park       sq. ft.

                               10 of 13

       CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Properties (Continued)

                                                                Average
                                                           Occupancy Rate (%)
                                                         Six Months Three Months
                                                             Ended      Ended
                           Date of                          June 30,   June 30,
Name and Location          Purchase   Type       Size    1995   1994  1995  1994
- -----------------          --------   ----       ----    ----   ----  ----  ----

Harbor Club Downs (3)       05/92   Apartment    272     97     96    97    96
Palm Harbor, Florida                Building    units

The Corners Apartments (4)  11/92   Apartment    176     96     94    96    92
Spartanburg, South                  Building    units
  Carolina

(1) Phase I and the two buildings were acquired in separate transactions on November 5, 1985 and February 12, 1986, respectively.


(2) Registrant acquired the property through foreclosure of mortgage loan receivable in April 1991.

(3) Registrant acquired the property through foreclosure of mortgage loan receivable in May 1992.

(4) Registrant acquired the property through foreclosure of mortgage loan receivable in November 1992.

                               11 of 13


            CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

                          PART II - OTHER INFORMATION

Item 1.  Litigation

      Adrian Charles Pastori on his own behalf and for all others similarly situated v. Century Properties Fund XX, et. al, California Superior Court for the County of San Francisco, Case No. 960684.

      On June 21, 1995, the demurrer previously granted by the Court was overruled. Registrant has filed its answer in the case and intends to vigorously defend this action.

Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.

                               12 of 13




               CENTURY PROPERTIES FUND XX - FORM 10-Q - JUNE 30, 1995

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

                                       CENTURY PROPERTIES FUND XX

                                       By: FOX PARTNERS III,
                                           Its General Partner

                                       By: FOX CAPITAL MANAGEMENT CORPORATION,
                                           A General Partner





                                       /s/ ARTHUR N. QUELER
                                       Secretary/Treasurer and Director
                                       (Principal Financial Officer)

                                   13 of 13