Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XX
filed 1995-11-13
CIK 736909

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995

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
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)


         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
        (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code (770) 916-9090

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

                                    1 of 14

          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                 September 30,   December 31,
                                                     1995           1994

Assets

Cash and cash equivalents                        $   5,650,000   $   4,226,000
Other assets                                           632,000         340,000

Real Estate:

   Real estate                                      54,335,000      53,835,000
   Accumulated depreciation                        (14,207,000)    (12,835,000)
   Allowance for impairment of value                (6,296,000)     (6,296,000)
                                                 -------------   -------------
Real estate, net                                    33,832,000      34,704,000

Deferred sales commissions, net                        610,000         755,000
Deferred organization expenses, net                    419,000         519,000
Deferred costs, net                                    395,000         427,000
                                                 -------------   -------------
   Total assets                                  $  41,538,000   $  40,971,000
                                                 =============   =============

Liabilities and Partners' (Deficit)

Accrued expenses, deferred income and
  other liabilities                              $   1,661,000   $     868,000
Non-recourse Promissory Notes:
   Principal                                        31,386,000      31,386,000
   Deferred interest payable                        13,543,000      12,601,000
                                                 -------------   -------------
   Total liabilities                                46,590,000      44,855,000
                                                 -------------   -------------

Commitments and Contingencies

Partners' (deficit):

General partner                                     (1,349,000)     (1,313,000)
Limited partners (61,814 units outstanding at
  September 30, 1995 and December 31, 1994)         (3,703,000)     (2,571,000)
                                                 -------------   -------------

   Total partners' (deficit)                        (5,052,000)     (3,884,000)
                                                 -------------   -------------


   Total liabilities and partners' (deficit)     $  41,538,000   $  40,971,000
                                                 =============   =============

                      See notes to financial statements.

                                    2 of 14

          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995


Statements of Operations

                                                 For the Nine Months Ended
                                                 September 30,   September 30,
                                                      1995           1994

Revenues:

   Rental                                        $   5,251,000   $   4,767,000
   Interest income                                     182,000         110,000
                                                 -------------   -------------

     Total revenues                                  5,433,000       4,877,000
                                                 -------------   -------------

Expenses:

   Interest to Promissory Note Holders               1,883,000       1,883,000
   Amortization                                        244,000         244,000
   Interest                                                -            50,000
   Operating                                         2,546,000       2,580,000
   Depreciation                                      1,372,000       1,371,000
   General and administrative                          543,000         570,000
                                                 -------------   -------------

     Total expenses                                  6,588,000       6,698,000
                                                 -------------   -------------

Net loss                                         $  (1,155,000)  $  (1,821,000)
                                                 =============   =============

Net loss per individual investor unit            $      (18.31)  $      (28.88)
                                                 =============   =============

                      See notes to financial statements.

                                    3 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995

Statements of Operations

                                                 For the Three Months Ended
                                                 September 30,   September 30,
                                                     1995            1994

Revenues:

   Rental                                        $   1,699,000   $   1,698,000
   Interest income                                      64,000          27,000
                                                 -------------   -------------

     Total revenues                                  1,763,000       1,725,000
                                                 -------------   -------------

Expenses:

   Interest to Promissory Note Holders                 628,000         628,000
   Amortization                                         81,000          81,000
   Interest                                                -             5,000
   Operating                                           854,000         831,000
   Depreciation                                        457,000         457,000
   General and administrative                          157,000         158,000
                                                 -------------   -------------

     Total expenses                                  2,177,000       2,160,000
                                                 -------------   -------------

Net loss                                         $    (414,000)  $    (435,000)
                                                 =============   =============

Net loss per individual investor unit            $       (6.57)  $       (6.89)
                                                 =============   =============


                      See notes to financial statements.

                                    4 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995


Statements of Cash Flows
                                                 For the Nine Months Ended
                                                 September 30,   September 30,
                                                     1995            1994
Operating Activities:

Net loss                                         $  (1,155,000)  $  (1,821,000)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                     1,760,000       1,741,000
   Provision for doubtful receivable                       -             7,000
   Deferred costs paid                                (111,000)       (131,000)
   Deferred interest on non-recourse
     promissory notes                                  942,000         941,000
Changes in operating assets and liabilities:
   Other assets                                       (292,000)       (389,000)
   Accrued expenses, deferred income and
      other liabilities                                793,000         403,000
                                                 -------------   -------------

Net cash provided by operating activities            1,937,000         751,000
                                                 -------------   -------------

Investing Activities:

Additions to real estate                              (500,000)       (308,000)
Proceeds from cash investments                             -         3,652,000
                                                 -------------   -------------

Net cash (used in) provided by investing
  activities                                          (500,000)      3,344,000
                                                 -------------   -------------

Financing Activities:

Repayment of notes payable                                 -          (986,000)
Notes payable principal payments                           -           (43,000)
Cash distributions to the general partner              (13,000)        (13,000)
                                                 -------------   -------------

Cash (used in) financing activities                    (13,000)     (1,042,000)
                                                 -------------   -------------

Increase in Cash and Cash Equivalents                1,424,000       3,053,000

Cash and Cash Equivalents at Beginning of Period     4,226,000       1,379,000
                                                 -------------   -------------

Cash and Cash Equivalents at End of Period       $   5,650,000   $   4,432,000
                                                 =============   =============


Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the period -
     notes payable                               $         -     $      40,000
                                                 =============   =============

   Interest paid in cash during the period -
     non-recourse promissory notes               $     942,000   $     942,000
                                                 =============   =============


                      See notes to financial statements.

                                    5 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995

                         NOTES TO FINANCIAL STATEMENTS


1.      General

        The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain balance sheet accounts have been reclassified in order to conform to the current period.

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

        The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

        On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation, the managing general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.      Transactions with Related Parties

        (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $117,000 and $102,000 during the nine months ended September 30, 1995 and 1994,

             respectively. These reimbursements are included in general and administrative expenses.

        (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of gross receipts from certain properties it manages. For the nine months ended September 30, 1995 and 1994, affiliates of NPI, Inc. received $102,000 and $75,000, respectively. These fees are included in operating expenses.

        (c) In accordance with the Partnership Agreement, the general partner is entitled to receive a partnership management fee based on cash available for distribution. For the nine month periods ended September 30, 1995 and 1994, these fees totaled $36,000. These fees are included in general and administrative expenses. In addition, a $13,000 distribution was made to the general partner during the nine month periods ended September 30, 1995 and 1994.

3.      Contingency

        On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company wide debt restructuring plan. Effective December 31, 1994, the obligors under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. It is anticipated that any payments made to the Partnership on account of its $1,250,000 face amount


                                    6 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995

                         NOTES TO FINANCIAL STATEMENTS


3.      Contingency (Continued)

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


                                    7 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's real estate properties consist of three office buildings located in North Carolina, Virginia, and Kansas, two business parks located in Texas and North Carolina and two apartment complexes located in Florida and South Carolina. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential properties and with remaining lease terms of up to six years for the commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All seven of Registrant's properties generated positive cash flow from operations during the nine months ended September 30, 1995.

Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary source of liquidity. For the long term, cash from operations will remain Registrant's primary source of liquidity. Excess cash from operations was not distributed for the nine months ended September 30, 1995. Cash generated from operations will continue to be used to make the required payments to the Promissory Note Holders and for working capital reserves. It is not currently anticipated that Registrant will make any distributions from operations in the near future.

Liquidity based on cash and cash equivalents improved by $1,424,000 at September 30, 1995, as compared to December 31, 1994. Registrant's $1,937,000 of net cash provided by operating activities was only partially offset by $500,000 of cash used for improvements to real estate (investing activities) and $13,000 of cash distributions to the general partner (financing activities). Net cash provided by operating activities increased, as compared to the prior year comparative period, partially due to the receipt of $470,000 of prepaid rent (through October 1996) from a significant tenant occupying 25,000 square feet at Registrant's Linpo Park property. Registrant has no plans for major capital improvements. All other increases (decreases) in certain assets and liabilities are the result of the timing of the receipt and payment of various operating activities.

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


                                    8 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., and (ii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's residential properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.


Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties for residential properties are relatively low interest rates, which encourage existing and potential residential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $666,000 for the nine months ended September 30, 1995, as compared to September 30, 1994, as revenues increased by $556,000 and expenses decreased by $110,000.

Revenues increased by $556,000 due to increases in rental income of $484,000 and interest income of $72,000. Rental revenues increased due to an increase in occupancy and rental rates during the period at Registrant's Crabtree Office Center, Highland Park Commerce Center, and Metcalf 103 Office Park properties, which was partially offset by decreased occupancy at Registrant's Commonwealth Centre. Occupancy remained relatively constant at Registrant's remaining properties. Interest income increased due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.


                                    9 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.



Nine Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

Expenses decreased by $110,000 due to decreases in operating expenses of $34,000, interest expense of $50,000 and general and administrative expenses of $27,000, which were slightly offset by an increase in depreciation expense of $1,000. Operating expenses declined primarily due to a decrease in legal expenses incurred at Commonwealth Centre in connection with a settlement with a tenant in the prior year comparative period. Interest expense declined due to the satisfaction of the note payable encumbering Registrant's Corners Apartments property in June 1994. General and administrative expenses declined due to a decrease in asset management fees effective July 1, 1994. All other expenses remained relatively constant.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $21,000 for the three months ended September 30, 1995, as compared to September 30, 1994, as the increase in revenues of $38,000 was partially offset by an increase in expenses of $17,000.

Revenues increased by $38,000 due to increases in rental income of $1,000 and interest income of $37,000. Rental revenues increased due to an increase in occupancy and rental rates during the period at Registrant's Highland Park Commerce Center, Metcalf 103 Office Park and the Corners Apartments, which was offset by an over accrual of escalation billbacks at September 30, 1994 and reduced occupancy at Registrant's Commonwealth property. Occupancy remained relatively constant at Registrant's remaining properties. Interest income increased due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.

Expenses increased by $17,000 due to an increase in operating expenses of $23,000, which was slightly offset by decreases in interest expense of $5,000 and in general and administrative expenses of $1,000. Operating expenses increased primarily due to increased repairs and maintenance expenses at Registrant's Metcalf 103 Office Park, Highland Park Commerce Center and Crabtree Office Center properties. Interest expense, general and administrative expenses, depreciation and amortization remained relatively constant. All other expenses remained relatively constant.


                                   10 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.


Properties


A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                          CENTURY PROPERTIES FUND XX

                               OCCUPANCY SUMMARY

                                                                 Average
                                                           Occupancy Rate (%)
                                                      Nine Months   Three Months
                                                         Ended         Ended
                         Date of                     September 30, September 30,
Name and Location       Purchase    Type      Size    1995   1994   1995   1994

Commonwealth Centre      10/84    Business   109,000    84    91      76    88
Dallas, Texas                       Park      sq. ft.

Crabtree Office Center   12/84     Office     57,000    99    92      99    99
Raleigh, North Carolina           Building    sq. ft.

Linpro Park I            03/85     Office     79,000   100   100     100   100
Reston, Virginia                  Building    sq. ft.

Metcalf 103 Office
  Park(2)                04/91     Office     60,000    93    90      96    92
Overland Park, Kansas             Building    sq. ft.

Highland Park Commerce
Center - Phase I and
The Goodyear and
Digital Buildings         (1)     Business   107,000    82    77      85    79
Charlotte, North Carolina           Park      sq. ft.

Harbor Club Downs (3)    05/92    Apartment      272    97    96      98    97
Palm Harbor, Florida              Building     units

The Corners
  Apartments (4)         11/92    Apartment      176    96    95      97    95
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



                                   11 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

             2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

         (b)     Report on Form 8-K

             On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                   12 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995


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

                                    By: FOX PARTNERS III,
                                        Its General Partner

                                    By: FOX CAPITAL MANAGEMENT CORPORATION,
                                        A General Partner


                                    /S/ ARTHUR N. QUELER

                                    Secretary/Treasurer and Director
                                    (Principal Financial Officer)


                                   13 of 14


          CENTURY PROPERTIES FUND XX - FORM 10-Q - SEPTEMBER 30, 1995


                                 EXHIBIT INDEX

Exhibit                                                              Page No.

2.   NPI, Inc. Stock Purchase Agreement                                 *
     dated August 17, 1995


* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.


                                    14 of 14