Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XX
filed 1996-03-29
CIK 736909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

         Commission file number 0-13408

                           CENTURY PROPERTIES FUND XX
             (Exact name of Registrant as specified in its charter)

            CALIFORNIA                                   94-2930770
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   One Insignia Plaza, P.O. Box 1089
      Greenville, South Carolina                           29602
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:           (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
             Individual Investor Units and Pension Investor Notes

     Indicate by check mark whether the the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      No market for the Individual Investor Units and Pension Investor Notes exists and therefore a market value for such Units or Notes readily cannot be determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

     Prospectus of Registrant, dated February 22, 1984, as supplemented is incorporated in Parts I and IV.

                          CENTURY PROPERTIES FUND XX
                            (A limited partnership)

                                    PART I

Item 1.  Business.

     Century Properties Fund XX (the "Registrant") was organized in December 1983 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners III, a California general partnership, is the general partner of the Registrant. Fox Capital Management Corporation (the "Managing General Partner") a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners `84, a California general partnership, are the general partners of Fox Partners III.

     The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-88615), was declared effective by the Securities and Exchange Commission (the "Commission") on February 22, 1984. The Registrant marketed its securities pursuant to its Prospectuses dated February 22, 1984, and November 8, 1984, which were thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933.

     The principal business of the Registrant is and has been to acquire, manage and ultimately sell income-producing real properties, and invest in, service and ultimately collect or dispose of mortgage loans on income-producing real properties. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the business of the Registrant, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus.

     Beginning in February 1984 through April 1985, the Registrant offered $35,000,000 in Individual Investor Units and $65,000,000 in Pension Investor Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"), and sold $30,907,000 and $49,348,500, respectively. The net proceeds of this offering were used to purchase four income-producing real properties including one property which was acquired in two phases, and to fund seven mortgage loans totaling $31,568,000. the Registrant's original property portfolio was geographically diversified with properties acquired and properties on which mortgage loans have been funded in seven states. The Registrant's acquisition and mortgage loan funding activities were completed in February 1986 and since then the principal activity of the Registrant has been managing its portfolio. Two mortgage loans were prepaid in 1989, one was prepaid in 1991, and another was satisfied in 1994. (See "Property Matters", below). In April 1991, the Registrant finalized foreclosure proceedings on the property securing a mortgage loan and during 1992 finalized foreclosure proceedings against the borrowers on two additional mortgage loans. The remaining mortgage loan was prepaid in 1992. See, "Item 2, Properties" below for a description of the Registrant's properties.

     The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

     Both the income and the expenses of operating the properties owned by the Registrant are subject to factors beyond the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates. Favorable changes in such factors will not necessarily enhance the profitability or marketability of such properties. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

     It is possible that legislation on the state or local level may be enacted in states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Registrant.

     The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

     The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

     With respect to individual investors, at this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the Registrant's strategy as set forth in "Item 7" as well as upon significant improvement in the performance of the Registrant's properties and the markets in which such properties are located and on the sales price of the properties. In this regard, it is anticipated at this time that some of the properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain additional financing, refinancing, or debt restructuring as required.

     As to the Promissory Note holders, at this time, it appears that all remaining principal and a portion of deferred interest will be paid. However, the ability of the Registrant to make such payments of principal and interest is dependent upon the ultimate sales prices, timing of sales of the remaining properties, net proceeds received by the Registrant from sales and refinancing and overall Fund operations. The Promissory Note holders will not receive any payment of residual interest.

Property Matters

     The Corners Apartments - On June 20, 1994, the Registrant satisfied the note payable encumbering this property in the amount of $986,000. The Registrant owns this property free and clear of all mortgages.

Employees

     Services are performed for the Registrant at its apartment complexes by on-site personnel all of whom are employees of NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, which directly manages the Registrant's apartment complexes. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management. With respect to the Registrant's commercial properties, management is performed by unaffiliated third party management companies pursuant to management agreements with such third parties.

Change in Control

     From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

     On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.


     On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

     On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

     On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

     Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

Competition

     The Registrant is affected by and subject to the general competitive conditions of the residential, commercial and office real estate industries. In addition, each of the Registrant's properties competes in an area which normally contains numerous other properties which may be considered competitive.

Item 2.  Properties.

     A description of the income-producing properties in which the Registrant has an ownership interest is as follows. All of the Registrant's properties are owned in fee:

                                       Date of
Name and Location                      Purchase           Type            Size
-----------------                      --------         --------         ------
Crabtree Office Center                   12/84           Office          57,000
   4600 Marriott Drive                                  Building         sq.ft.
   Raleigh, North Carolina

Linpro Park I                            03/85           Office          79,000
   1831 Wiehle Avenue                                   Building         sq.ft.
   Reston, Virginia

Metcalf 103 Office Park (1)              04/91           Office          60,000
   10580 Barkley                                        Building         sq.ft.
   Overland Park, Kansas

Commonwealth Centre                      10/84          Business         109,000

   3131 Irving Boulevard                                  Park           sq.ft.
   Dallas, Texas

Highland Park Commerce                    (2)           Business         107,000
 Center - Phase I and The                                 Park           sq.ft.
 Goodyear and Digital Buildings
   818-834 and 726-808 Tyvola Road
   Charlotte, North Carolina

Harbor Club Downs (3)                     5/92          Apartments       272
   455 Bayshore Blvd.                                                    units
   Palm Harbor, Florida

The Corners Apartments (4)               11/92          Apartments       176
   151 Fernwood Drive                                                    units
   Spartanburg, South Carolina

------------------
(1) The Registrant obtained control of this property in August 1990 and foreclosed on the property in April 1991.
(2) Phase I and the two buildings were acquired in separate transactions on November 5, 1985 and February 12, 1986, respectively.
(3)  The Registrant foreclosed on the property in May 1992.
(4)  The Registrant foreclosed on the property in November 1992.

     See, "Item 8, Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.

     The following chart sets forth the average occupancy at the Registrant's properties for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                               OCCUPANCY SUMMARY

                                                   Average
                                              Occupancy Rate(%)
                                             for the Year Ended
                                                December 31,
                                       --------------------------------
                                       1995   1994   1993   1992   1991
                                       ----   ----   ----   ----   ----
Commonwealth Centre                     82     88     98     86     80
Crabtree Office Center                  98     94     94     87     93
Linpro Park I                          100    100     99     72     24
Highland Park Commerce Center -
  Phase I and  The Goodyear
  and Digital Buildings                 83     77     75     74     68
Metcalf 103 Office Park                 95     91     83     83     71
Harbor Club Downs (1)                   97     97     92     78      -
The Corners Apartments (2)              97     95     94     95      -

--------------
(1) The Registrant foreclosed on the property in May 1992. Average occupancy rate for 1992 is for the period from July 1992 through

     December 1992.
(2) The Registrant foreclosed on the property in November 1992. Average occupancy rate for 1992 is for the period from November 1992 through December 1992.


                                               SIGNIFICANT TENANTS (1)
                                                  December 31, 1995

                                                                      Annualized
                                Square    Nature of     Expiration     Base Rent      Renewal
                               Footage    Business       of Lease     Per Year(2)    Options(3)
                               --------   ---------     ----------    -----------    ----------
Commonwealth Centre
  Pikes Peak                   14,580     Florist          1999        $ 54,394           -

Crabtree Office Center
  Sunstates Properties          7,627     Real Estate       1998       $ 96,409           -
  Wheat, First Security         7,770     Investment Co.    2000       $128,205          1-5 Yr
  Mid-Atlantic Med. Svce.       6,502     Medical           1998       $100,781          2-3 Yr
                                          Services

Linpro Park I
  S.A.T.O., Inc.               11,307     Travel Agency     1996       $181,414           -
  Logicon Eagle Techno         10,857     Government        1996       $178,489           -
                                          Agency
  Logicon Eagle Techno         14,338                       1996       $227,201           -
  Logicon Eagle Techno         25,143                       1997       $420,642          1-5 Yr
  Logicon Eagle Techno          6,923                       1996       $ 94,263          1-1 Yr

Highlands Park Commerce Center
  Piedmont CAD/CAM             17,860     Design            1997       $158,954          2-1 Yr
                                          Software
  First National Bank          15,010     Bank              1999       $127,686          2-5 Yr

Metcalf 103 Office Park
  General Electric Co.         14,426     Electric Co.      2000       $153,250          1-5 Yr

----------------------
(1) Tenant occupying 10% or more of total rentable square footage of the property.
(2) Represents annualized base rent excluding potential additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.
(3) The first amount represents the number of renewal options. The second number represents the length of each option.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings to which the Registrant is a party or to which any of its assets are subject, except the following:


     Adrian Charles Pasteri, on his own behalf and for all others similarly situated vs. Century Properties Fund XX et al., California Superior Court for County of San Diego, Case No. 673150.

     In January 1994, an investor in the Registrant filed a class action lawsuit for monetary damages in the Superior Court for the County of San Diego, California against, among others, the Registrant, Fox Partners III and the general partners of Fox Partners III. The lawsuit alleges that the Prospectus contained material misrepresentations and omissions. In April 1994, the Court granted defendants' motion to have the venue of the case transferred from San Diego County to San Francisco County. In July, the San Francisco County Court granted defendants' motion to dismiss for failure to state a timely claim. The San Francisco Court did, however, grant plaintiff leave to file an amended complaint. On January 20, 1995, the San Francisco Court again sustained defendants' demurrer and again granted plaintiff leave to amend its complaint.

     On June 21, 1995, the demurrer previously granted by the Court was overruled. The Registrant has filed its answer in the case and intends to vigorously defend this action. The ultimate outcome of the litigation cannot presently be determined, however, the Managing General Partner does not believe that the litigation will have a material adverse effect on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the period covered by this Report.

                                    PART II

Item 5.  Market for the Registrant's Equity and Related Security
         Holder Matters.

     The Individual Investor Unit holders are entitled to certain distributions as provided in the Partnership Agreement. For each unit holder, cash distributions from operations through December 31, 1995 have ranged from $127 to $162 for each $500 original investment. Interest payments to the Pension Note Holders through December 31, 1995 have been approximately $198 to $233 for each $500 original investment. Additionally Pension Note Holders have received a $182 return of principal for each original $500 note. No market for Individual Investor Units or Pension Investor Notes exists, nor is any expected to develop.

     No distributions from operations were made during the years ended December 31, 1995 and 1994. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Registrant's financial ability to make distributions.

     As of March 1, 1996, the approximate number of holders of Individual Investor Units and Pension Investor Notes was as follows 1,942 and 11,230, respectively.

Item 6.  Selected Financial Data.

     The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                        For the Year Ended December 31,
                                  ------------------------------------------
                                  1995      1994      1993     1992     1991
                                  ----      ----      ----     ----     ----
                                  (Amounts in thousands except per unit data)

Total revenues                  $ 7,312   $ 6,456   $ 6,520   $ 5,486   $ 4,943
                                =======   =======   =======   =======   =======

Net loss                        $(1,589)  $(2,355)  $(2,329)  $(5,298)  $(5,932)
                                ========  ========  =======   =======   =======
Net loss per individual
 investor unit(1)               $(25.19)  $(37.34)  $(36.92)  $(83.99)  $(94.04)
                                ========  ========  =======   =======   =======

Total assets                    $40,715   $40,971   $43,192   $49,034   $53,143
                                =======   =======   =======   =======   =======
Long-term obligations
 non-recourse promissory notes:
    Principal                   $31,386   $31,386   $31,386   $36,024   $36,024

    Deferred interest payable   $13,856    12,601    11,346    10,027     8,586
                                -------   -------   -------   -------   -------
                                $45,242   $43,987   $42,732   $46,051   $44,610
                                =======   =======   =======   =======   =======

Note payable                    $     -   $     -   $ 1,029   $ 1,127   $     -
                                =======   =======   =======   =======   =======

In-Substance Foreclosure
 liabilities                    $     -   $     -   $     -   $     -   $ 1,216
                                =======   =======   =======   =======   =======

-----------------
(1) $500 original contribution per unit, based on units outstanding during the year after giving effect to the allocation of net loss to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Registrant's real estate properties consist of three office buildings located in North Carolina, Virginia, and Kansas, two business parks located in Texas and North Carolina and two apartment complexes located in Florida and South Carolina. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential properties and with remaining lease terms of up to six years for the commercial properties. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All seven of the Registrant's properties generated positive cash flow from operations during the year ended December 31, 1995.

     The Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary sources of liquidity. For the long term, cash from operations will remain the Registrant's primary source of liquidity. Excess cash from operations was not distributed for the year ended December 31, 1995. Cash generated from operations will continue to be used to make the required payments to the Promissory Note Holders and for working capital reserves. It is not currently anticipated that the Registrant will make any distributions from operations in the near future.

     Liquidity based on cash and cash equivalents improved by $1,020,000 at December 31, 1995, as compared to 1994. The Registrant's $1,749,000 of net cash provided by operating activities was only partially offset by $703,000 of cash used for improvements to real estate (investing activities) and $26,000 of cash distributions to the general partner (financing activities). The Registrant has no plans for major capital improvements. All other increases (decreases) in certain assets and liabilities are the result of the timing of the receipt and payment of various operating activities.

     Working capital reserves are being invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund capital improvements and required interest payments to the Promissory Note Holders until November 30, 1998, the maturity date of the notes. At that time the Registrant will have to extend the due dates of these notes, find replacement financing, or sell properties. Rental revenue from one tenant at the Registrant's Linpro Park I property, represents approximately 13% of the Registrant's rental revenue in 1995. The tenant's leases are scheduled to expire in November 1996 and January 1997. The Registrant is currently negotiating an extension of these leases.

     With respect to Limited Partners, it appears that the original investment objective of capital growth from inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the performance of the Registrant's properties and the markets in which such properties are located. It is anticipated that many of the properties will continue to be held longer than originally expected. The ability to hold and operate theses properties is dependent on the Registrant's ability to obtain additional financing, refinancing, or debt restructuring as required.

     On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".


Real Estate Market

     The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

     Net loss decreased by $766,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $856,000 and an increase in expenses of $90,000.

     Revenues increased by $856,000 due to increases in rental income of $659,000 and interest and other income of $197,000. Rental revenues increased due to an increase in rental rates at all of the Registrant's properties and an increase in occupancy at the Registrant's Highland Park Commerce Center, Crabtree Office Center and Metcalf 103 Office Park properties, which was partially offset by a decrease in occupancy at the Registrant's Commonwealth Centre. Occupancy remained relatively constant at the Registrant's remaining properties. Interest and other income increased due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates and the receipt of lease termination fees in 1995.

     Expenses increased by $90,000 due to an increase in operating expenses of $176,000 which was partially offset by decreases in interest expense of $50,000, general and administrative expenses of $21,000 and depreciation expense of $15,000. Operating expenses increased primarily due to increased repairs and maintenance costs at the Registrant's Commonwealth Centre, Metcalf 103 Office Park and Harbor Club Downs properties. Interest expense declined due to the satisfaction of the note payable encumbering the Corners Apartments property in June 1994. General and administrative expenses declined due to a decrease in asset management costs effective July 1, 1994. All other expenses remained relatively constant.

1994 Compared to 1993

     Net loss increased by $26,000 for the year ended December 31, 1994, as compared to 1993, as a $38,000 decrease in expenses was more than offset by the $64,000 decrease in revenues.

     Revenues decreased by $64,000 as the increase in rental revenues of $65,000 was more than offset by the $129,000 decrease in interest and other income. Interest and other income declined due to a legal settlement related to the Corners Apartments property received during the year ended December 31, 1993, coupled with a decline in average working capital reserves available for investment in 1994. The increase in rental revenues resulted from increased occupancy and rental rates at the Registrant's Harbor Club Downs, Corners Apartments and Metcalf 103 Office Park properties, which were only partially offset by an increase in vacancy at the Registrant's Commonwealth Centre property.

     Expenses decreased by $38,000 due to decreases in interest to Promissory Note holders of $137,000, amortization expense of $198,000, depreciation of $58,000 and interest expense of $42,000, which were partially offset by increases in operating expenses of $201,000 and general and administrative expenses of $196,000. The decline in interest to Promissory Note holders and the related decline in amortization expense of deferred sales commissions and organization expenses resulted from the partial principal repayment on the Promissory Notes in May 1993. Interest expense declined due to the satisfaction of the note payable encumbering the Corners Apartments property in June 1994. Operating expenses increased primarily due to increased repairs and maintenance and rent-up costs at the Registrant's Harbor Club Downs property. General and administrative expenses increased due to costs associated with the management transition and fees incurred in connection with the legal proceedings (see "Item 8, Financial Statements and Supplementary Data, Note 8"). Depreciation expense remained relatively constant.

Item 8.   Financial Statements and Supplementary Data.


                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1995

                                     INDEX

                                                                          Page
                                                                          ----
Independent Auditors' Reports............................................ F - 2
Financial Statements:
   Balance Sheets at December 31, 1995 and 1994.......................... F - 4
   Statements of Operations for the Years Ended December 31, 1995,
        1994 and 1993.................................................... F - 5
   Statements of Partners' Equity (Deficit) for the Years Ended
        December 31, 1995, 1994 and 1993................................. F - 6
   Statements of Cash Flows for the Years Ended December 31, 1995,
        1994 and 1993.................................................... F - 7
   Notes to Financial Statements......................................... F - 8
Financial Statement Schedule:
   Schedule III   -   Real Estate and Accumulated Depreciation
        at December 31, 1995............................................. F - 17

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.



To the Partners
Century Properties Fund XX
Greenville, South Carolina


                          Independent Auditors' Report

We have audited the accompanying balance sheets of Century Properties Fund XX (a limited partnership) (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' (deficit) and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XX as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   Imowitz Koenig & Co., LLP

                                                   Certified Public Accountants
New York, N.Y.
January 26, 1996



INDEPENDENT AUDITORS' REPORT


Century Properties Fund XX:

We have audited the accompanying statements of operations, partners' equity (deficit) and cash flows of Century Properties Fund XX (a limited partnership) (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994



                      CENTURY PROPERTIES FUND XX
                        (A Limited Partnership)

                            BALANCE SHEETS

                                                         DECEMBER 31,
                                             -----------------------------------
                                                  1995                  1994
                                             --------------       --------------
ASSETS

Cash and cash equivalents                    $   5,246,000        $   4,226,000
Other assets                                       452,000              340,000

Real Estate:

   Real estate                                  54,538,000           53,835,000
   Accumulated depreciation                    (14,623,000)         (12,835,000)
   Allowance for impairment of value            (6,296,000)          (6,296,000)
                                             --------------       --------------
Real estate, net                                33,619,000           34,704,000

Deferred sales commissions, net                    562,000              755,000
Deferred organization expenses, net                387,000              519,000
Deferred leasing commissions, net                  449,000              427,000
                                             --------------       --------------
    Total assets                             $  40,715,000        $  40,971,000
                                             ==============       ==============

LIABILITIES AND PARTNERS' DEFICIT

Accrued expenses and other liabilities       $     972,000        $     868,000
Non-Recourse Promissory Notes:
   Principal                                    31,386,000           31,386,000
   Deferred interest payable                    13,856,000           12,601,000
                                             --------------       --------------
    Total liabilities                           46,214,000           44,855,000
                                             --------------       --------------
Commitments and Contingencies

Partners' Deficit:

General partner                                 (1,371,000)          (1,313,000)
Limited partners (61,814 units
  outstanding at December 31,
  1995 and 1994)                                (4,128,000)          (2,571,000)
                                             --------------       --------------
    Total partners' deficit                     (5,499,000)          (3,884,000)
                                             --------------       --------------
    Total liabilities and partners'
      deficit                                $  40,715,000        $  40,971,000
                                             ==============       ==============

                      See notes to financial statements.

                          CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS




                                               YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------
                                        1995            1994            1993
                                   -------------   -------------   -------------

Revenues:
   Rental                          $  6,949,000    $  6,290,000    $  6,225,000
   Interest and other income            363,000         166,000         295,000
                                   -------------   -------------   -------------
   Total revenues                     7,312,000       6,456,000       6,520,000
                                   -------------   -------------   -------------
Expenses (including $482,000,
  $314,000 and $82,000 paid to
  the general partner and
  affiliates in 1995, 1994 and
  1993)
    Interest to Promissory Note
      holders                         2,511,000       2,511,000       2,648,000
    Amortization                        325,000         325,000         523,000
    Operating                         3,508,000       3,332,000       3,131,000
    Depreciation                      1,788,000       1,803,000       1,861,000
    General and administrative          769,000         790,000         594,000
    Interest                                  -          50,000          92,000
                                   -------------   -------------   -------------
    Total expenses                    8,901,000       8,811,000       8,849,000
                                   -------------   -------------   -------------
Net loss                           $ (1,589,000)   $ (2,355,000)   $ (2,329,000)
                                   =============   =============   =============
Net loss per individual investor
  unit                             $     (25.19)  $     (37.34)   $     (36.92)
                                   =============   =============   =============

                      See notes to financial statements.


                          CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                        Unit           Total
                                       General         Holders       partners'
                                      partner's        equity         equity
                                      (deficit)       (deficit)      (deficit)
                                   -------------   -------------   -------------

Balance - January 1, 1993          $ (1,070,000)   $  2,019,000    $    949,000

  Net loss                              (47,000)     (2,282,000)     (2,329,000)

  Cash distributions                   (123,000)              -        (123,000)
                                   -------------   -------------   -------------

Balance - December 31, 1993          (1,240,000)       (263,000)     (1,503,000)

  Net loss                              (47,000)     (2,308,000)     (2,355,000)

  Cash distributions                    (26,000)              -         (26,000)
                                   -------------   -------------   -------------

Balance - December 31, 1994          (1,313,000)     (2,571,000)     (3,884,000)

  Net loss                              (32,000)     (1,557,000)     (1,589,000)

  Cash distributions                    (26,000)              -         (26,000)
                                   -------------   -------------   -------------

Balance - December 31, 1995        $ (1,371,000)   $ (4,128,000)   $ (5,499,000)
                                   =============   =============   =============

                      See notes to financial statements.



                          CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------------
                                                                               1995               1994               1993
                                                                         --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $  (1,589,000)     $  (2,355,000)     $  (2,329,000)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation and amortization                                           2,308,000          2,298,000          2,556,000
     Provision for doubtful receivable                                               -              7,000             53,000
     Deferred costs paid                                                      (217,000)          (190,000)          (128,000)
     Deferred interest on non-recourse promissory notes                      1,255,000          1,255,000          1,319,000
     Changes in operating assets and liabilities:
       Other assets                                                           (112,000)          (107,000)           (71,000)
       Accrued expenses and other liabilities                                  104,000            (66,000)            27,000
                                                                         --------------     --------------     --------------
Net cash provided by operating activities                                    1,749,000            842,000          1,427,000
                                                                         --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                      (703,000)          (592,000)          (898,000)
Decrease in restricted cash                                                          -                  -          4,713,000
Proceeds from cash investments                                                       -          3,652,000          6,322,000
Purchase of cash investments                                                         -                  -         (7,014,000)
                                                                         --------------     --------------     --------------
Net cash (used in) provided by investing activities                           (703,000)         3,060,000          3,123,000
                                                                         --------------     --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                                           -           (986,000)                 -
Cash distributions to general partner                                          (26,000)           (26,000)          (123,000)
Note payable principal payments                                                      -            (43,000)           (98,000)
Non-recourse promissory notes principal payments                                     -                  -         (4,638,000)
                                                                         --------------     --------------     --------------
Cash (used in) financing activities                                            (26,000)        (1,055,000)        (4,859,000)
                                                                         --------------     --------------     --------------
Increase (Decrease) in Cash and Cash Equivalents                             1,020,000          2,847,000           (309,000)

Cash and Cash Equivalents at Beginning of Year                               4,226,000          1,379,000          1,688,000
                                                                         --------------     --------------     --------------
Cash and Cash Equivalents at End of Year                                 $   5,246,000      $   4,226,000      $   1,379,000
                                                                         ==============     ==============     ==============
Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the year - note payable                  $           -      $      40,000      $      92,000
   Interest paid in cash during the year - non-recourse                  ==============     ==============     ==============
     promissory notes                                                    $   1,256,000      $   1,256,000      $   1,373,000
                                                                         ==============     ==============     ==============

                      See notes to financial statements.



                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Properties Fund XX (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of California to acquire, manage and ultimately sell income-producing real properties, and invest in, service and ultimately collect or dispose of mortgage loans on income-producing real properties. The Partnership currently owns three office buildings located in North Carolina, Virginia and Kansas, two business parks located in Texas and North Carolina, and two apartment complexes located in Florida and South Carolina. The general partner of the Partnership is Fox Partners III, a California general partnership whose general partners are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The capital contributions of $30,907,000 ($500 per unit) were made by Individual Investor Unit holders.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia") (see Note 10).

       Distributions

       Cash distributions to limited partners have been suspended since 1990. Cash generated from operations will continue to be used to make the required payments to the Promissory Note Holders and for working capital reserves.

       Use of Estimates


       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Fair Value of Financial Instruments

       In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts and repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had approximately $1,900,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 39 years for buildings and improvements and six to seven years for furnishings.



                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Deferred Sales Commissions and Organization Expenses

       Sales commissions and organization expenses related to the Pension Investor Notes ("Non-Recourse Promissory Notes", "Promissory Notes" or "Notes") are deferred and amortized by the straight-line method over the life of the Notes. As principal payments are made, a proportionate amount of the remaining deferred costs are expensed. At December 31, 1995 and 1994, accumulated amortization of deferred sales commissions and organization expenses totaled $5,710,000 and $5,385,000, respectively.

       Deferred Leasing Commissions

       Leasing commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1995 and 1994, accumulated amortization of deferred leasing commissions totaled $570,000 and $485,000, respectively.

       Net Loss Per Individual Investor Unit

       The net loss per individual investor unit is computed by dividing the net loss allocated to the unit holders by 61,814 units outstanding.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc. ("MMI") successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing



                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

       General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of the Managing General Partner commenced providing certain property management services (see Notes 1 and 10). In accordance with the partnership agreement, the general partner is entitled to receive a partnership management fee in an amount equal to 10 percent of cash available for distribution. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                             1995         1994         1993
                                          ----------   ----------   ----------

       Partnership management fees        $   72,000   $   72,000   $   82,000
       Property management fees              138,000      109,000            -
       Real estate tax reduction fees          5,000            -            -
       Reimbursement of expenses:
          Partnership accounting
            and investor services            174,000      132,000            -
          Professional services                    -        1,000            -
                                          ----------   ----------   ----------

       Total                              $  389,000   $  314,000   $   82,000
                                          ==========   ==========   ==========

       Property management fees and real estate tax reduction fees are included in operating expenses. Partnership management fees and reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $93,000 of insurance premiums, which were paid to an affiliate of NPI Inc., under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

       In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss and taxable loss. The general partner received two percent of total distributions including cash distributed to Promissory Note holders. In addition, the general partner is entitled to a Partnership management incentive distribution, which together with the Partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1995, 1994 and 1993.


                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                      Residential    Commercial
                                      Properties     Properties        Total
                                     ------------   ------------   ------------
       1995
       ----
       Land                          $  1,835,000   $  6,021,000   $  7,856,000
       Buildings and improvements      10,258,000     35,742,000     46,000,000
       Furnishings                        489,000        193,000        682,000
                                     ------------   ------------   ------------

            Total                      12,582,000     41,956,000     54,538,000

       Accumulated depreciation        (1,422,000)   (13,201,000)   (14,623,000)
       Allowance for impairment
         of value                               -     (6,296,000)    (6,296,000)
                                     ------------   ------------   ------------

            Real estate, net         $ 11,160,000   $ 22,459,000   $ 33,619,000
                                     ============   ============   ============
       1994
       ----
       Land                          $  1,835,000   $  6,021,000   $  7,856,000
       Buildings and improvements      10,237,000     35,087,000     45,324,000
       Furnishings                        477,000        178,000        655,000
                                     ------------   ------------   ------------

            Total                      12,549,000     41,286,000     53,835,000

       Accumulated depreciation        (1,000,000)   (11,835,000)   (12,835,000)
       Allowance for impairment
         of value                               -     (6,296,000)    (6,296,000)
                                     ------------   ------------   ------------

            Real estate, net         $ 11,549,000   $ 23,155,000   $ 34,704,000
                                     ============   ============   ============

4.     ALLOWANCE FOR IMPAIRMENT OF VALUE

       At December 31, 1995, the allowance for impairment of value was $6,296,000, consisting of $3,111,000 on Linpro Park I and $3,185,000 on
       Commonwealth Centre. Due to the current real estate market it is reasonably possible that the Partnership's estimate of fair value will change within the next year.


                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.     NON-RECOURSE PROMISSORY NOTES

       The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned by the Partnership. The Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. The Notes are due November 30, 1998. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership properties or Partnership mortgage loans, 98 percent of the resulting cash proceeds are first allocated to the payment of Promissory Notes until such Notes are repaid. Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust
       Indenture.

6.     SIGNIFICANT TENANT AND MINIMUM FUTURE RENTAL REVENUES

       Rental revenue from one tenant at Linpro Park I was 13 percent, 17 percent and 12 percent of total Partnership rental revenue in 1995, 1994 and 1993, respectively. The tenant's leases are scheduled to expire in November 1996 and January 1997. The Partnership is currently negotiating an extension of these leases.

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1995, are as follows:

                  1996                          $ 3,788,000
                  1997                            2,372,000
                  1998                            1,715,000
                  1999                            1,081,000
                  2000                              700,000
               Thereafter                            69,000
                                                -----------

                  Total                         $ 9,725,000
                                                ===========


       Amortization of deferred leasing commissions totaled $195,000, $159,000 and $172,000 for the years ended December 31, 1995, 1994 and 1993, respectively.



                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


7.     CONTINGENCY

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


8.     LEGAL PROCEEDINGS

       Adrian Charles Pastori, on his own behalf and for all others similarly situated vs. Century Properties Fund XX et al., California Superior Court for County of San Diego, Case No. 673150.

       In January 1994, an investor in the Partnership filed a class action lawsuit for monetary damages in Superior Court of the County of San Diego, California against the Partnership, its general partner, Fox Partners III, the general partners of Fox Partners III, and others. The lawsuit alleges that the prospectus for the Partnership contained material misrepresentations and omissions. In April 1994, the Court granted defendants' motion to have the venue of the case transferred from San Diego County to San Francisco County. In July, the Court granted the defendants' motion to dismiss for failure to state a timely claim. The Court did, however, grant plaintiff leave to file an amended complaint. On January 20, 1995, the Court sustained the Partnership's motion that the plaintiff's case did not set forth the cause of action upon which relief could be granted and again granted the plaintiff leave to file an amended complaint. On June 21, 1995, the demurrer previously granted by the Court was overruled. The Partnership has filed its answer in the case and intends to vigorously defend this action. The ultimate outcome of the litigation cannot presently be determined, however, the Managing General Partner does not believe that the litigation will have a material adverse effect on the Partnership.


                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

9.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                        1995               1994                1993
                                                   ------------       -------------        ------------
       Net loss - financial statements             $ (1,589,000)      $  (2,355,000)       $ (2,329,000)

       Differences resulted from:
          Original issue discount                      (446,000)           (333,000)           (204,000)
          Depreciation                                 (383,000)           (507,000)           (495,000)
          Capitalized expenses                           42,000              27,000              27,000
          Provision for bad debts                             -               1,000              (6,000)
          Other                                         120,000             131,000              81,000
                                                   ------------       -------------        ------------

       Net loss - income tax method                $ (2,256,000)      $  (3,036,000)       $ (2,926,000)
                                                   ============       =============        ============

       Taxable loss per Individual
        Investor Unit after giving
        effect to the allocation to
        the general partner                        $        (36)      $         (48)       $        (46)
                                                   ============       =============        ============

       Partners' (deficit) - financial statements  $ (5,499,000)      $  (3,884,000)       $ (1,503,000)
       Differences resulted from:
          Sales commissions                           2,482,000           2,482,000           2,482,000
          Organization expenses                       2,069,000           2,069,000           2,069,000
          Original issue discount                     2,029,000           2,475,000           2,808,000
          Foreclosures of mortgage loans receivable     238,000             238,000             238,000
          Payments credited to rental property          280,000             280,000             280,000
          Acquisition costs expensed                    (34,000)            (34,000)            (34,000)
          Depreciation                               (5,736,000)         (5,353,000)         (4,846,000)
          Provision for impairment of value           6,296,000           6,296,000           6,296,000
          Capitalized expenses                          922,000             880,000             853,000
          Provision for bad debts                        21,000              21,000              20,000
          Other                                         118,000              (2,000)           (133,000)
                                                   ------------       -------------        ------------

       Partners' equity - income tax method        $  3,186,000       $   5,468,000        $  8,530,000
                                                   ============       =============        ============


                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


10.    SUBSEQUENT EVENT

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property and asset management services to the Partnership, maintain its books and records and oversee its operations.



                           CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)


                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

     COLUMN             COLUMN      COLUMN             COLUMN              COLUMN            COLUMN    COLUMN  COLUMN   COLUMN
        A                  B           C                  D                   E                 F         G       H        I

                                                  Cost Capitalized       Gross Amount
                                  Initial Cost      Subsequent to      at Which Carried
                                 to Partnership      Acquisition     at Close of Period(1)
                                 --------------      -----------     ---------------------
                                                                                              Accum-                      Life
                                                                                               lated                    on which
                                                                                             Deprecia-                  Deprecia-
                                         Build-                             Build-           tion and    Year            tion is
                                          ings                               ings            allowance   of     Date     computed
                         Encum-           and      Im-                        and           for impair-  Con-    of      in latest
                        brances         Improve-  prove-   Carrying         Improve-  Total  ment of    struc- Acqui-  statement of
Description               (5)    Land    ments    ments     Costs    Land    ments     (2)   value (3)   tion  sition   operations
-----------             -------  ------  -------  ------    -----   ------  -------  ------- --------    ----  ------   ----------
                                                          (Amounts in thousands)
Commonwealth Centre
   Dallas, Texas        $     -  $1,929  $ 6,300  $1,263    $ (55)  $1,929  $ 7,508  $ 9,437  $ 6,519    1980   10/84   6 to 39 yrs.

Crabtree Office Center
   Raleigh, North
   Carolina                   -     966    6,409     970      (32)     962    7,351    8,313    2,725    1983   12/84   6 to 39 yrs.

Linpro Park I
   Reston, Virginia           -   1,089    7,882   2,000        -    1,089    9,882   10,971    6,892    1982    3/85   6 to 39 yrs.

Metcalf 103 Office
 Park
   Overland Park,
   Kansas (6)                 -     810    1,565     511        -      810    2,076    2,886      412    1973    4/91   6 to 39 yrs.

Highland Park
 Commerce Center -
 Phase I and The
 Goodyear and Digital
 Buildings
   Charlotte, North
   Carolina                   -   1,256    7,884   1,402     (193)   1,231    9,118   10,349    2,949    1986      (4)  6 to 39 yrs.

Harbor Club Downs
   Palm Harbor,
   Florida (7)                -   1,416    6,864     484        -    1,416    7,348    8,764    1,000    1986    5/92   6 to 30 yrs.


The Corners Apartments,
 Spartanburg,
 South Carolina (8)           -     419    3,102     297        -      419    3,399    3,818      422    1974   11/92   6 to 30 yrs.
                        -------  ------  -------  ------    -----   ------  -------  -------  -------

TOTAL                   $     -  $7,885  $40,006  $6,927    $(280)  $7,856  $46,682  $54,538  $20,919
                        =======  ======  =======  ======    =====   ======  =======  =======  =======

                            See accompanying notes.

                                                                   SCHEDULE III

                          CENTURY PROPERTIES FUND XX
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


NOTES:

(1)  The aggregate cost for Federal income tax purposes is  $55,739,000.


(2)  Balance, January 1, 1993                                     $  52,345,000
     Improvements capitalized subsequent to acquisition                 898,000
                                                                  --------------
     Balance, December 31, 1993                                      53,243,000
     Improvements capitalized subsequent to acquisition                 592,000
                                                                  --------------
     Balance, December 31, 1994                                      53,835,000
     Improvements capitalized subsequent to acquisition                 703,000
                                                                  --------------
     Balance, December 31, 1995                                   $  54,538,000
                                                                  ==============

(3)  Balance, January 1, 1993                                     $  15,467,000
     Additions charged to expense                                     1,861,000
                                                                  --------------
     Balance, December 31, 1993                                      17,328,000
     Additions charged to expense                                     1,803,000
                                                                  --------------
     Balance, December 31, 1994                                      19,131,000
     Additions charged to expense                                     1,788,000
                                                                  --------------
     Balance, December 31, 1995                                   $  20,919,000
                                                                  ==============

(4) Phase I and the two buildings were acquired as separate properties in November 1985 and February 1986.

(5) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned by the partnership.

(6) The Partnership acquired control of this property in August 1990 and foreclosed on the property in April 1991.

(7)  The Partnership foreclosed on the property in May 1992.

(8)  The Partnership foreclosed on the property in November 1992.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.


     Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. However, Deloitte's Independent Auditors' Report for the calendar year ended December 31, 1993 was modified to emphasize that the Registrant is a defendant in litigation alleging that the Registrant's prospectus contained material misrepresentations and omissions; the financial statements did not include any adjustments that might result from the outcome of this uncertainty. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1993 and through April 22, 1994, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Neither the the Registrant nor Fox Partners III ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner'), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

     As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                         Has served as a
                                                         Director and/or
                                                         Officer of the Managing

Name                       Positions Held                General Partner since
----                       --------------                -----------------------
William H. Jarrard, Jr.    President and Director        January 1996

Ronald Uretta              Vice President and            January 1996
                              Treasurer

John K. Lines, Esquire     Vice President,               January 1996
                              Secretary and Director

Thomas R. Shuler           Director                      January 1996

Kelley M. Buechler         Assistant Secretary           January 1996

     William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

     Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

     John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

     Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.

     Kelley M. Buechler, age 38, has been Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

     No family relationships exist among any of the officers or directors of the Managing General Partner.

     Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

Item 11.  Executive Compensation.

     The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     The the Registrant is a limited partnership and has no officers or directors. The Managing General Partner, as managing general partner of Fox, has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The directors and officers of the Managing General Partner and its affiliates, as a group do not own any of the Registrant's voting securities.

     There is no person known to the Registrant who owns beneficially or of record more than five percent of the voting securities of the Registrant.

     There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions.

     In accordance with the Registrant's partnership agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Registrant. On January 1, 1993, Metric Management, Inc. ("MMI"), a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of the Managing General Partner commenced providing certain property management services. In accordance with the partnership agreement, the general partner is entitled to receive a partnership management fee in an amount equal to 10 percent of cash available for distribution. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                         1995          1994         1993
                                      ---------     ---------     ---------

  Partnership management fees         $  72,000     $  72,000     $  82,000
  Property management fees              138,000       109,000             -
  Real estate tax reduction fees          5,000             -             -
  Reimbursement of expenses:
    Partnership accounting and
      investor services                 174,000       132,000             -
    Professional services                     -         1,000             -
                                      ---------    ----------     ---------

  Total                               $ 389,000     $ 314,000     $  82,000
                                      =========     =========     =========

     Property management fees and real estate tax reduction fees are included in operating expenses. Partnership management fees and reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $93,000 of insurance premiums, which were paid to an affiliate of NPI, under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

     In accordance with the Registrant's partnership agreement, the general partner was allocated its two percent continuing interest in the Registrant's net loss and taxable loss. The general partner received two percent of total distributions including cash distributed to Promissory Note holders. In addition, the general partner is entitled to a Partnership management incentive distribution, which together with the Registrant management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1995, 1994 and 1993.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

(a)(1)(2) Financial Statements and Financial Statement Schedules:

                   See "Item 8" of this Form 10-K for Financial Statements of the Registrant, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in "Item 8" and incorporated herein by reference.)

(a) (3)   Exhibits:

          2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

          3.4. Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated February 22, 1984, and November 8, 1984, and thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-88615)

          16. Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)       Reports on Form 8-K:

                   None


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28 day of March, 1996.


                          CENTURY PROPERTIES FUND XX

                               By:  FOX PARTNERS III
                                    Its General Partner

                               By:  FOX CAPITAL MANAGEMENT CORPORATION
                                    Its Managing General Partner

                                    By: William H. Jarrard, Jr.
                                        William H. Jarrard, Jr.
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the and in the capacities and on the date indicated.

/s/ William H. Jarrard, Jr.    President and           March 28, 1996
---------------------------
William H. Jarrard, Jr.        Director

/s/ Ronald Uretta              Principal Financial     March 28, 1996
-----------------
Ronald Uretta                   Officer and Principal
                                Accounting Officer

/s/ John K. Lines              Director                March 28, 1996
-----------------
John K. Lines

                                 Exhibit Index

Exhibit                                                                   Page
-------                                                                   ----
2.       NPI, Inc. Stock Purchase Agreement                                (1)

3.4      Agreement of Limited Partnership                                  (2)

16       Letter from the Registrant's former Independent                   (3)
         Auditor dated April 27, 1994

--------------------------

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated February 22, 1984, and November 8, 1984 contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 88615)

(3) Incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.