Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XX
filed 1996-05-15
CIK 736909

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 0-13408



                           CENTURY PROPERTIES FUND XX
        (Exact name of small business issuer as specified in its charter)



          California                                           94-2930770
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                         CENTURY PROPERTIES FUND XX

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
      Cash and cash equivalents                                          $  5,902
      Deferred charges                                                      1,274
      Other assets                                                            638
      Investment properties:
            Real estate                                  $ 54,660
            Accumulated depreciation                      (15,066)
            Allowance for impairment of value              (6,296)         33,298

                                                                         $ 41,112

 Liabilities and Partners' Deficit
 Liabilities
      Accounts payable and accrued expenses                              $  1,382
      Non-Recourse Promissory Notes:
            Principal                                                      31,386
            Deferred interest payable                                      14,170

 Partners' Deficit:
      Limited partners (61,814 units outstanding)        $ (4,448)
      General partner                                      (1,378)         (5,826)

                                                                         $ 41,112

                 See Accompanying Notes to Financial Statements



b)                         CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                          Three Months Ended
                                                               March 31,
                                                          1996            1995
 Revenues:
    Rental income                                       $   1,732       $   1,696
    Other income                                              107             106
          Total revenues                                    1,839           1,802

 Expenses:
    Interest to promissory note holders                       628             628
    Operating                                                 840             810
    Depreciation                                              443             457
    Amortization                                               81              81
    General and administrative                                174             164
          Total expenses                                    2,166           2,140

 Net loss                                               $    (327)      $    (338)

 Net loss allocated to general partner (2%)             $      (7)      $      (7)
 Net loss allocated to limited partners (98%)                (320)           (331)

                                                        $    (327)      $    (338)

 Net loss per limited partnership unit                  $   (5.18)       $   (5.35)

                 See Accompanying Notes to Financial Statements


   c)                      CENTURY PROPERTIES FUND XX

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership      General        Limited
                                   Units         Partner       Partners          Total
Original capital contributions      61,814      $     --       $  30,907      $  30,907

Partners' deficit at
   December 31, 1995                61,814     $  (1,371)      $  (4,128)     $  (5,499)

Net loss for the three
   months ended March 31, 1996          --            (7)           (320)          (327)

Partners' deficit at
   March 31, 1996                   61,814     $  (1,378)      $  (4,448)     $  (5,826)

                 See Accompanying Notes to Financial Statements


d)                         CENTURY PROPERTIES FUND XX

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Three Months Ended
                                                               March 31, 1996
                                                             1996            1995
 Cash flows from operating activities:
    Net loss                                                $   (327)       $   (338)
    Adjustments to reconcile net loss to
    cash provided by operating activities:
    Depreciation and amortization                                569             586
    Deferred interest on non-recourse promissory
       notes                                                     314             314
    Change in accounts:
     Deferred charges                                             (2)            (16)
     Other assets                                               (186)            (71)
     Accounts payable and accrued expenses                       410             256

       Net cash provided by operating activities                 778             731

 Cash flows from investing activities:
    Property improvements and replacements                      (122)           (153)

       Net cash used in investing activities                    (122)           (153)

 Cash flows from financing activities                             --             --

 Net increase in cash and cash equivalents                       656             578

 Cash and cash equivalents at beginning of period              5,246           4,226

 Cash and cash equivalents at end of period                 $  5,902        $  4,804

              See Accompanying Notes to Financial Statements


e)                         CENTURY PROPERTIES FUND XX

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                        For the Three Months Ended
                                                                  March 31,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $ 35,000       $ 33,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                   58,000         39,000


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


Note B - Transactions with Affiliated Parties - continued

The general partner of the Partnership is Fox Partners III, a California general partnership whose general partners are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership.

On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of NPI. The shareholders of FCMC and the partners in FRI retained indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

Note C - Contingency

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan.
Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. It is anticipated that any payments made to the Partnership on account of its $1,250,000 face amount deficiency certificate will not be made, if at all, until such time. The amount the Partnership will ultimately receive under the certificate, which is subject to contingencies, is uncertain. Accordingly, the certificate will be recorded in the financial statements when payment is received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:
                                                   Average
                                                  Occupancy
Property                                     1996           1995

Commonwealth Centre                           82%            87%
   Dallas, TX

Crabtree Office Center                        92%            99%
   Raleigh, North Carolina

Linpro Park I                                100%            100%
   Reston, Virginia

Metcalf 103 Office Park                       99%            92%
   Overland Park, Kansas

Highland Park Commerce                        91%            78%
Center-Phase I and II
   Charlotte, North Carolina

Harbor Club Downs                             96%            97%
   Palm Harbor, Florida

The Corners Apartments                        96%            95%
   Spartanburg, South Carolina


The Managing General Partner attributes the decreases in occupancy at Commonwealth Centre and Crabtree Office Center to significant tenants vacating in 1995. Management at both properties has been able to execute leases with additional tenants to partially offset these declines in occupancy. Occupancy increased at Metcalf 103 Office Park due to the addition of a tenant occupying 23% of the total building space in the fourth quarter of 1995. The increase in occupancy at Highland Park Commerce Center is a result of two existing tenants leasing additional space and additional new tenants moving to the property in 1995.

The Partnership's net loss for the three months ended March 31, 1996, was approximately $327,000 versus a net loss of approximately $338,000 for the same period of 1995. In general, operations remained consistent from 1995 to 1996. The decrease in net loss is primarily attributable to increased rental income as a result of increases in occupancy at three of the Partnership's properties as noted above and rental rate increases at the two apartment complexes.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $5,902,000, as compared to $4,804,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of an increase in prepayments of rent. The decrease in cash used in investing activities is due to a reduction in property improvements and replacements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness consists of Non-Recourse Promissory Notes totalling $45,556,000 in principal and accrued interest. These notes mature on November 30, 1998 at which time the Partnership will have to extend the due dates of these notes, find replacement financing, or sell properties. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions to the limited partners were made in 1995 or during the three months ended March 31, 1996. At this time, it appears that the original investment objective of capital growth from inception of the Partnership will not be attained and that investors will not receive a return of all of their invested capital.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Registrant.

                                   SIGNATURES

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


                                 CENTURY PROPERTIES FUND XX


                                 By:   FOX PARTNERS III

                                       Its General Partner

                                 BY:   FOX CAPITAL MANAGEMENT CORPORATION
                                       Its Managing General Partner

                                 BY:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director

                                 BY:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer

                                 DATE: May 15, 1996