Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XX
filed 1996-08-09
CIK 736909

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


                  For the quarterly period ended June 30, 1996


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





                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XX

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
      Cash and cash equivalents                                        $    5,809
      Deferred charges                                                      1,173
      Other assets                                                            581
      Investment properties:
            Land                                       $    6,495
            Buildings and related personal property        42,086
                                                           48,581
            Less accumulated depreciation                 (15,523)         33,058
                                                                       $   40,621
 Liabilities and Partners' Deficit
 Liabilities
      Accounts payable and accrued expenses                            $    1,032
      Non-Recourse Promissory Notes:
            Principal                                                      31,386
            Deferred interest payable                                      14,484


 Partners' Deficit:
      Limited partners' (61,814 units outstanding)     $   (4,882)
      General partner's                                    (1,399)         (6,281)
                                                                       $   40,621

                 See Accompanying Notes to Financial Statements


b)                         CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Revenues:
   Rental income                 $   1,773      $   1,827     $    3,545     $     3,575
   Interest income                      60             64            127             118
          Total revenues             1,833          1,891          3,672           3,693

 Expenses:
   Interest to promissory note
     holders                           625            627          1,253           1,255
   Operating                           848            905          1,688           1,715
   Depreciation                        457            458            900             915
   Amortization                         82             82            163             163
   General and administrative          263            222            437             386
          Total expenses             2,275          2,294          4,441           4,434

 Net loss                        $    (442)     $    (403)    $     (769)     $     (741)

 Net loss allocated to
   general partner (2%)          $      (8)     $      (8)    $      (15)     $      (15)

 Net loss allocated to
   limited partners (98%)             (434)          (395)          (754)           (726)
                                 $    (442)     $    (403)    $     (769)      $    (741)
 Net loss per limited
   partnership unit              $   (7.01)     $   (6.39)    $   (12.19)      $  (11.74)


                 See Accompanying Notes to Financial Statements


  c)                       CENTURY PROPERTIES FUND XX

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership      General       Limited
                                    Units        Partner's     Partners'        Total
Original capital contributions       61,814      $     --      $  30,907      $  30,907

Partners' deficit at
  December 31, 1995                  61,814     $  (1,371)     $  (4,128)     $  (5,499)

Distribution to general partner          --           (13)            --            (13)

Net loss for the six
  months ended June 30, 1996             --           (15)          (754)          (769)

Partners' deficit at
  June 30, 1996                      61,814     $  (1,399)     $  (4,882)     $  (6,281)

                 See Accompanying Notes to Financial Statements


d)                         CENTURY PROPERTIES FUND XX

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                              Six Months Ended
                                                                June 30, 1996
                                                             1996            1995
 Cash flows from operating activities:
    Net loss                                               $    (769)       $   (741)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                              1,154           1,171
    Deferred interest on non-recourse promissory
       notes                                                     628             628
    Change in accounts:
     Deferred charges                                            (29)            (52)
     Other assets                                               (129)           (185)
     Accounts payable and accrued expenses                        60              (1)

       Net cash provided by operating activities                 915             820

 Cash flows from investing activities:
    Property improvements and replacements                      (339)           (349)

       Net cash used in investing activities                    (339)           (349)

 Cash flows from financing activities:
    Cash distributions to general partner                        (13)            (13)

       Net cash used in financing activities                     (13)            (13)

 Net increase in cash and cash equivalents                       563             458

 Cash and cash equivalents at beginning of period              5,246           4,226

 Cash and cash equivalents at end of period                 $  5,809        $  4,684

 Supplemental information:
    Cash paid for interest                                  $    628        $    627

                 See Accompanying Notes to Financial Statements


e)                         CENTURY PROPERTIES FUND XX

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                          For the Six Months Ended
                                                                   June 30,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $ 71,000       $ 68,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                  158,000         89,000
Partnership management fees (included in general
   and administrative expenses)                              36,000         36,000


For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties - (continued)

The general partner of the Partnership is Fox Partners III, a California general partnership whose general partners are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general parter of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

Commonwealth Centre                           79%            88%
   Dallas, TX

Crabtree Office Center                        96%            99%
   Raleigh, North Carolina

Linpro Park I                                100%            100%
   Reston, Virginia

Metcalf 103 Office Park                       99%            92%
   Overland Park, Kansas

Highland Park Commerce
Center-Phase I and II                         93%            80%
   Charlotte, North Carolina

Harbor Club Downs                             95%            97%
   Palm Harbor, Florida

The Corners Apartments                        93%            96%
   Spartanburg, South Carolina


The Managing General Partner attributes the decreases in occupancy at Commonwealth Centre and Crabtree Office Center to significant tenants vacating in 1995. Management at both properties has been able to execute leases with additional tenants to partially offset these declines in occupancy. Occupancy increased at Metcalf 103 Office Park due to the addition of a tenant occupying 23% of the total building space in the fourth quarter of 1995. The increase in occupancy at Highland Park Commerce Center is a result of two existing tenants leasing additional space and seven new tenants moving to the property since the second quarter of 1995.

The Partnership's net loss for the six months ended June 30, 1996, was approximately $769,000 versus a net loss of approximately $741,000 for the same period of 1995. The net loss for the three months ended June 30, 1996 was approximately $442,000 compared to a net loss of approximately $403,000 for the three months ended June 30, 1995. In general, operations remained consistent from 1995 to 1996. The increase in net loss is primarily attributable to a decrease in rental income and an increase in general and administrative expenses. Rental income decreased as a result of decreases in occupancy at four of the Partnership's properties as noted above. The increase in general and administrative expenses resulted from increased expense reimbursements related to the transition of the partnership administration offices in 1996.

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

At June 30, 1996, the Partnership had unrestricted cash of $5,809,000, as compared to $4,684,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of increases in accounts payable and prepayments of rent. The decrease in cash used in investing activities is due to a reduction in property improvements and replacements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness consists of Non-Recourse Promissory Notes totalling $45,870,000 in principal and accrued interest. These notes mature on November 30, 1998, at which time the Partnership will have to extend the due dates of these notes, find replacement financing, or sell properties. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions to the limited partners were made in 1995 or during the six months ended June 30, 1996. At this time, it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1996.

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

                                 DATE: August 8, 1996