Form 10QSB
period 1996-09-30
CENTURY PROPERTIES FUND XX
filed 1996-11-05
CIK 736909

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


              For the quarterly period ended September 30, 1996


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X. No      .

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                        CENTURY PROPERTIES FUND XX

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996

Assets
  Cash and cash equivalents                                          $      6,284
  Deferred charges                                                          1,052
  Other assets                                                                689
  Investment properties:
         Land                                         $     6,495
         Buildings and related personal property           42,158
                                                           48,653
         Less accumulated depreciation                    (15,941)         32,712
                                                                     $     40,737

Liabilities and Partners' Deficit

Liabilities
  Accounts payable and accrued expenses                              $      1,335
  Non-Recourse Promissory Notes:
         Principal                                                         31,386
         Deferred interest payable                                         14,798

Partners' Deficit:
  Limited partners' (61,814 units outstanding)        $    (5,373)
  General partner's                                        (1,409)         (6,782)
                                                                     $     40,737

                See Accompanying Notes to Financial Statements


b)                            CENTURY PROPERTIES FUND XX

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
                                    1996           1995           1996          1995
Revenues:
  Rental income                 $     1,828    $     1,712    $     5,373    $    5,287
  Interest income                        68             64            195           182
      Total revenues                  1,896          1,776          5,568         5,469

Expenses:
  Interest to promissory note
    holders                             628            628          1,881         1,883
  Operating                             993            867          2,681         2,582
  Depreciation                          454            457          1,354         1,372
  Amortization                           81             81            244           244
  General and administrative            241            157            678           543
      Total expenses                  2,397          2,190          6,838         6,624

Net loss                        $      (501)   $      (414)   $    (1,270)   $   (1,155)

Net loss allocated to
  general partner (2%)          $       (10)   $        (8)   $       (25)   $      (23)

Net loss allocated to
  limited partners (98%)               (491)          (406)        (1,245)       (1,132)
                                $      (501)   $      (414)   $    (1,270)   $   (1,155)

Net loss per limited
  partnership unit              $     (7.94)   $     (6.57)   $    (20.13)   $   (18.31)

                 See Accompanying Notes to Financial Statements


c)                             CENTURY PROPERTIES FUND XX

                       STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                    Limited
                                  Partnership     General       Limited
                                      Units      Partner's     Partners'       Total
Original capital contributions     61,814      $      --    $  30,907      $  30,907

Partners' deficit at
 December 31, 1995                 61,814      $  (1,371)   $  (4,128)     $  (5,499)

Distribution to general partner        --            (13)          --            (13)

Net loss for the nine months
 ended September 30, 1996              --            (25)      (1,245)        (1,270)

Partners' deficit at
 September 30, 1996                61,814       $ (1,409)    $ (5,373)     $  (6,782)

                 See Accompanying Notes to Financial Statements


d)                           CENTURY PROPERTIES FUND XX

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                              Nine Months Ended
                                                              September 30, 1996
                                                             1996            1995
Cash flows from operating activities:
 Net loss                                             $   (1,270)     $    (1,155)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                            1,739            1,760
  Deferred interest on non-recourse promissory
     notes                                                   942              942
  Change in accounts:
   Deferred charges                                          (39)            (111)
   Other assets                                             (224)            (292)
   Accounts payable and accrued expenses                     363              793

        Net cash provided by operating activities          1,511            1,937

Cash flows from investing activities:
   Property improvements and replacements                   (460)            (500)

         Net cash used in investing activities              (460)            (500)

Cash flows from financing activities:
   Cash distributions to general partner                     (13)             (13)

         Net cash used in financing activities               (13)             (13)

Net increase in cash and cash equivalents                  1,038            1,424

Cash and cash equivalents at beginning of period           5,246            4,226

Cash and cash equivalents at end of period            $    6,284      $     5,650

Supplemental information:
  Cash paid for interest                              $      628      $       627

                   See Accompanying Notes to Financial Statements


e)                            CENTURY PROPERTIES FUND XX

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The general partner of the Partnership is Fox Partners III, a California general partnership whose general partners are FCMC, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES (continued)

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                      For the Nine Months Ended
                                                             September 30,
                                                         1996            1995
Property management fees (included in operating
  expenses)                                           $  108,000     $  102,000
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                              209,000        117,000
Partnership management fees (included in general
  and administrative expenses)                            36,000         36,000


For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                  Average
                                                 Occupancy
Property                                    1996            1995
Commonwealth Centre                          78%             84%
  Dallas, TX

Crabtree Office Center                       97%             99%
  Raleigh, North Carolina

Linpro Park I                                99%            100%
  Reston, Virginia

Metcalf 103 Office Park                      98%             93%
  Overland Park, Kansas

Highland Park Commerce
Center-Phase I and II                        93%             82%
  Charlotte, North Carolina

Harbor Club Downs                            95%             97%
  Palm Harbor, Florida

The Corners Apartments                       94%             96%
  Spartanburg, South Carolina


The Managing General Partner attributes the decrease in occupancy at Commonwealth Centre to a significant tenant vacating in the third quarter of 1995. Management is currently negotiating with a prospective tenant to occupy 13% of the total space in the fourth quarter of 1996. Occupancy increased at Metcalf 103 Office Park due to the addition of a significant tenant in the fourth quarter of 1995. The increase in occupancy at Highland Park Commerce Center is a result of four existing tenants leasing additional space and two new tenants moving to the property since the third quarter of 1995.

The Partnership's net loss for the nine months ended September 30, 1996, was approximately $1,270,000 versus a net loss of approximately $1,155,000 for the same period of 1995. The net loss for the three months ended September 30, 1996, was approximately $501,000 compared to a net loss of approximately $414,000 for the three months ended September 30, 1995. The increase in net loss is primarily attributable to increases in operating expenses and general and administrative expenses in 1996. The increase in operating expenses is primarily due to an increase in maintenance expense at Harbor Club Downs due to the repainting of the entire property during the third quarter of 1996. General and administrative expenses increased primarily as a result of increased expense reimbursements. As noted in "Item 1, Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. In addition, increases in professional services and administrative costs contributed to the increase in general and administrative expenses for 1996.

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

At September 30, 1996, the Partnership had unrestricted cash of $6,284,000, as compared to $5,650,000 at September 30, 1995. Net cash provided by operating activities decreased primarily as a result of decreases in accounts payable and accrued expenses. The decrease in cash used in investing activities is due to a reduction in property improvements and replacements in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness consists of Non-Recourse Promissory Notes totaling $46,184,000 in principal and accrued interest. These notes mature on November 30, 1998, at which time the Partnership will have to extend the due dates of these notes, find replacement financing, or sell properties. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions to the limited partners were made in 1995 or during the nine months ended September 30, 1996. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in the fourth quarter of 1996.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended September 30, 1996.



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

                           Date: November 5, 1996