Form 10KSB
period 1996-12-31
CENTURY PROPERTIES FUND XX
filed 1997-03-25
CIK 736909

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                     SECTION 13 OR 15(D)
                           (As last amended by 34-31905, eff. 4/26/93)

                                          FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [No Fee Required]


              For the transition period from.........to.........

                        Commission file number 0-13408

                          CENTURY PROPERTIES FUND XX
                (Name of small business issuer in its charter)

     California                                                 94-2930770
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                    29602
(Address of principal executive offices)                        (Zip Code)

                   Issuer's telephone number (864) 239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                    Units of Limited Partnership Interest
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $7,625,000.

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partners belief that such trading would not exceed $25,000,000.


                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                    PART I



ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XX (the "Registrant" or the "Partnership") was organized in December 1983, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners III, a California general partnership, is the general partner of the Partnership. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners '84, a California general partnership, are the general partners of Fox Partners III.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-88615), was declared effective by the Securities and Exchange Commission (the "Commission") on February 22, 1984. The Partnership marketed its securities pursuant to its Prospectuses dated February 22, 1984, and November 8, 1984, which were thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933.

Beginning in February 1984 through April 1985, the Partnership offered $35,000,000 in Individual Investor Units and $65,000,000 in Pension Investors Notes ("Non-Recourse Promissory Notes" or "Promissory Notes"), and sold $30,907,000 and $49,348,500, respectively. The net proceeds of this offering were used to purchase four income-producing real properties including one property which was acquired in two phases, and to fund seven mortgage loans totaling $31,568,000. The Partnership's original property portfolio was geographically diversified with properties acquired and properties on which mortgage loans have been funded in seven states. The Partnership's acquisition and mortgage loan funding activities were completed in February 1986 and since then the principal activity of the Partnership has been managing its portfolio. Two mortgage loans were prepaid in 1989, one was prepaid in 1991, and another was satisfied in 1994. In April 1991, the Partnership finalized foreclosure proceedings on Metcalf 103 Office Park which secured a mortgage loan and during 1992 finalized foreclosure proceedings against the borrowers on two additional mortgage loans (Harbor Club Downs and The Corners Apartments). The remaining mortgage loan was prepaid in 1992. See, "Item 2, Description of Properties" below for a description of the Partnership's properties.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day-to-day management services for the Partnership's residential investment properties. With respect to the Partnership's commercial properties, management is performed by an unaffiliated third party management company.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Change in Control

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity") pursuant to which NPI Equity was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity became the managing partner of FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of the Managing General Partner.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:


                             Date of
Property                     Purchase   Type of Ownership (2)       Use

Crabtree Office Center       12/84      Fee Ownership         Office Building
  Raleigh, North Carolina                                     59,000 sq. ft.

Linpro Park I                3/85       Fee Ownership         Office Building
  Reston, Virginia                                            75,000 sq. ft.

Metcalf 103 Office Park      4/91       Fee Ownership         Office Building
  Overland Park, Kansas                                       62,000 sq. ft.

Commonwealth Centre          10/84      Fee Ownership         Business Park
  Dallas, Texas                                               109,000 sq. ft.

Highland Park Commerce Center(1)        Fee Ownership         Business Park
  Charlotte, North Carolina                                   106,000 sq. ft.

Harbor Club Downs            5/92       Fee Ownership         Apartment
  Palm Harbor, Florida                                        272 units

The Corners Apartments       11/92      Fee Ownership         Apartment
  Spartanburg, South Carolina                                 176 units

(1) Highland Park Commerce Center was acquired in separate transactions on November 5, 1985 and February 12, 1986, respectively.

(2) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned by the Partnership.

SCHEDULE OF PROPERTIES (IN THOUSANDS):


                      Gross
                     Carrying   Accumulated                         Federal
Property              Value     Depreciation     Rate     Method   Tax Basis

Crabtree           $   8,598     $   3,035     5-39 yrs    S/L     $   3,982

Linpro                 7,862         4,211     5-39 yrs    S/L         4,878

Metcalf                2,893           498     5-39 yrs    S/L         2,614

Commonwealth           6,311         3,522     5-39 yrs    S/L         5,690

Highland Park         10,414         3,282     5-39 yrs    S/L         5,851

Harbor Club            8,871         1,291     5-30 yrs    S/L         7,576

The Corners            3,854           564     5-30 yrs    S/L         3,239

  Total            $  48,803     $  16,403                          $ 33,830

See "Note A" to financial statements in "Item 7" for a description of the Partnership's depreciation policy.

The Partnership has non-Recourse Promissory Notes secured by a deed of trust on all properties owned by the Partnership. The Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. The Notes are due November 30, 1998. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership properties or Partnership mortgage loans, 98 percent of the resulting cash proceeds are first allocated to the payment of Promissory Notes until such Notes are repaid. Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust Indenture.


SCHEDULE OF RENTAL RENTS AND OCCUPANCY:


                          Average Annual Rental Rates       Average Occupancy
Property                    1996             1995           1996        1995

Crabtree              $ 15.43/sq. ft.  $ 14.52/sq. ft.      98%         98%
Linpro                  16.50/sq. ft.    15.84/sq. ft.      98%         100%
Metcalf                 10.85/sq. ft.    10.85/sq. ft.      98%         95%
Commonwealth             4.77/sq. ft.     5.03/sq. ft.      79%         82%
Highland Park            9.47/sq. ft.     9.25/sq. ft.      94%         83%
Harbor Club             7,277/unit       6,888/unit         95%         97%
The Corners             5,527/unit       5,266/unit         94%         97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual residential property tenant leases 10% or more of the available rental space.

The following is a schedule of the lease expirations for the years 1997-2006:

                      Number of      Square        Annual      % 0f Gross
                     Expirations      Feet          Rent      Annual Rent

CRABTREE
1997                      4          10,186    $  155,659         16.3%
1998                      3          15,955       256,911         27.0%
1999                      3           9,209       148,362         15.6%
2000                      4          15,486       253,452         26.6%
2001                      1           5,298        84,768          8.9%
2002-2006                 0              --            --           --

LINPRO
1997                      2          70,283    $1,196,972          100%
1998-2006                 0              --            --            --

METCALF
1997                      4          10,832    $  122,640         18.2%
1998                      9          15,174       180,898         26.8%
1999                      3           8,468       100,180         14.9%
2000                      3          24,535       260,237         38.6%
2001                      1           1,262        10,188          1.5%
2002-2006                 0              --            --           --

COMMONWEALTH
1997                      1           2,863    $   14,316          3.4%
1998                      4          26,347       136,518         32.1%
1999                      5          30,165       129,444         30.4%
2000                      2           5,236        28,798          6.8%
2001                      1           2,766        12,447          2.9%
2002                      1           7,121        51,627         12.1%
2003-2006                 0              --            --            --

HIGHLAND PARK
1997                      8          37,108    $  331,274         34.9%
1998                      3           8,896        98,270         10.4%
1999                      3          18,362       158,675         16.7%
2000                      9          27,208       270,980         28.6%
2001                      1           5,201        30,503          3.2%
2002-2006                 0              --            --            --

The following schedule reflects information on tenants occupying 10% or more of leasable square footage at December 31, 1996:


        Nature of         Square Footage   Annual Rent Per       Lease
        Business              Leased         Square Foot       Expiration

CRABTREE
 Investment Company           7,770          $  16.91         10/31/2000
 Real Estate                  7,627             16.00         12/31/1998
 Medical Services             6,502             15.97          4/30/1998

LINPRO
 Government Agency           65,047             16.64         12/31/1997

METCALF
 Business Offices            14,426             10.62         10/31/2000
 Medical Services             8,086             10.35          8/31/2000

COMMONWEALTH
 Florist                     14,580              3.98          4/15/1999

HIGHLAND PARK
 Software Designer           17,860              9.17          8/31/1997
 Bank                        15,010              8.75          3/31/1999

Real estate taxes (in thousands) and rates in 1996 for each property were:

                                     1996            1996
                                   Billing           Rate
Crabtree                              $46            1.17%
Linpro                                 73            1.29%
Metcalf                                61            2.66%
Commonwealth                           67            2.59%
Highland Park                          69            1.25%
Harbor Club                           171            2.08%
The Corners                            79            2.62%


ITEM 3.  LEGAL PROCEEDINGS

Adrian Charles Pastori, on his own behalf and for all others similarly situated vs. Century Properties Fund XX et al., California Superior Court for County of San Francisco, Case No. 960684.

In January 1994, an investor in the Partnership filed a putative class action lawsuit for monetary damages in Superior Court of the County of San Diego, California against the Partnership, its general partner, Fox Partners III, the general partners of Fox Partners III, and others. The lawsuit alleges that the prospectus for the Partnership contained material misrepresentations and omissions. In April 1994, the Court granted defendants' motion to have the venue of the case transferred from San Diego County to San Francisco County. Plaintiff's amended complaint alleges causes of action premised on negligence, fraud, and breach of fiduciary duty. The Partnership has filed its answer in the case. In August 1996, the court denied plaintiff's motion to have a class of all unit holders certified. The Plaintiff has appealed this ruling and the trial court has stayed the remainder of the suit. The Partnership intends to vigorously defend this action. The ultimate outcome of the litigation cannot presently be determined, however, the Managing General Partner does not believe that the litigation will have a material adverse effect on the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1996, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.



                                   PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 61,814 Individual Investor Units during its offering period through April 1985. As of January 1, 1997, the number of holders of Individual Investor Units was 1,935. There is no intention to sell additional Individual Investor Units nor is there an established market for these Units.

Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were made to the limited partners in 1996 or 1995. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF ORGANIZATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was approximately $1,510,000 versus a net loss of approximately $1,589,000 for the year ended December 31, 1995. The decrease in net loss is primarily attributable to an increase in rental income. The increase in rental income is due to increases in rental rates at most of the Partnership's properties, see "Item 2. Description of Properties, Schedule of Rental Rates and Occupancy." Partially offsetting the increase in rental income was an increase in general and administrative expenses. General and administrative expenses increased primarily due to legal expenses incurred by the Partnership in its own defense, as discussed in "Item 3. Legal Proceedings." In addition, increases in expense reimbursements contributed to the increase in general and administrative
expenses in 1996.   As noted in "Note D - Transactions with Affiliated Parties,"
the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased for the year ended December 31, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements is directly attributable to the combined efforts of the Greenville, South Carolina, and Atlanta, Georgia, administration offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

Included in operating expense is approximately $229,000 of major repairs and maintenance comprised primarily of painting, exterior repairs, and major landscaping for the year ended December 31, 1996.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash and cash equivalents of approximately $6,274,000 compared to approximately $5,246,000 at December 31, 1995. Net cash provided by operating activities decreased primarily as a result of decreases in accounts payable and accrued expenses related to the timing of payments. The decrease in cash used in investing activities is due to a reduction in property improvements and replacements in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness consists of Non-Recourse Promissory Notes totaling $46,498,000 in principal and deferred interest. These notes mature on November 30, 1998, at which time the Partnership will have to extend the due dates of these notes, find replacement financing, or sell properties. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves. No cash distributions to the limited partners were made in 1995 or 1996. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in 1997.


ITEM 7.  FINANCIAL STATEMENTS



CENTURY PROPERTIES FUND XX

LIST OF FINANCIAL STATEMENTS



     Report of Independent Auditors'

     Balance Sheet - December 31, 1996

     Statements of Operations - Years ended December 31, 1996 and 1995

     Statements of Changes in Partners' Deficit - Years ended
       December 31, 1996 and 1995

     Statements of Cash Flows - Years ended December 31, 1996 and 1995

     Notes to Financial Statements










                           Independent Auditors' Report




To the Partners
Century Properties Fund XX
Greenville, South Carolina


We have audited the accompanying balance sheet of Century Properties Fund XX (a limited partnership) (the "Partnership") as of December 31, 1996, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XX as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                  /s/IMOWITZ KOENIG & CO., LLP
                                                  Certified Public Accountants

New York, NY
February 5, 1997

                            CENTURY PROPERTIES FUND XX

                                  BALANCE SHEET

                                December 31, 1996
                         (in thousands, except unit data)


Assets
  Cash and cash equivalents                                       $   6,274
  Deferred charges                                                      957
  Other assets                                                          685
  Investment properties (Notes B & F):
     Land                                          $   6,495
     Buildings and related personal property          42,308
                                                      48,803
     Less accumulated depreciation                   (16,403)        32,400
                                                                  $  40,316


Liabilities and Partners' Deficit

Liabilities
  Accounts payable and accrued expenses                           $     853
  Non-Recourse Promissory Notes (Note B):
    Principal                                                        31,386
    Deferred interest payable                                        15,112

Partners' Deficit
  General partner's                              $    (1,427)
  Limited partners' (61,814 units outstanding)        (5,608)        (7,035)
                                                                  $  40,316

                  See Accompanying Notes to Financial Statements

                            CENTURY PROPERTIES FUND XX

                                  STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)

                                                       Years Ended December 31,
                                                           1996          1995
Revenues:
  Rental income                                         $  7,350       $  7,092
  Interest income                                            275            253
     Total revenues                                        7,625          7,345

Expenses:
  Interest to promissory note holders                      2,508          2,511
  Operating                                                3,569          3,545
  Depreciation                                             1,816          1,788
  Amortization                                               325            325
  General and administrative                                 917            765
     Total expenses                                        9,135          8,934

     Net loss                                           $ (1,510)      $ (1,589)

Net loss allocated to general partner (2%)              $    (30)      $    (32)
Net loss allocated to limited partners (98%)              (1,480)        (1,557)
                                                        $ (1,510)      $ (1,589)

Net loss per limited partnership unit                   $ (23.94)      $ (25.19)

                  See Accompanying Notes to Financial Statements

                            CENTURY PROPERTIES FUND XX

                    STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                         (in thousands, except unit data)


                                   Limited
                                 Partnership   General    Limited
                                     Units    Partner's   Partners'     Total

Original capital contributions      61,814     $    --    $30,907     $30,907

Partners' deficit at
  December 31, 1994                 61,814     $(1,313)   $(2,571)    $(3,884)

Net loss for the year
  ended December 31, 1995               --         (32)    (1,557)     (1,589)

Distributions to general partner        --         (26)        --         (26)

Partners' deficit at
  December 31, 1995                 61,814      (1,371)    (4,128)     (5,499)

Net loss for the year ended
  December 31, 1996                     --         (30)    (1,480)     (1,510)

Distributions to general partner        --         (26)        --         (26)

Partners' deficit at
   December 31, 1996                61,814     $(1,427)   $(5,608)    $(7,035)

                See Accompanying Notes to Financial Statements



                             CENTURY PROPERTIES FUND XX

                              STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,
                                                          1996         1995

Cash flows from operating activities:
  Net loss                                             $(1,510)     $ (1,589)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization                        2,332         2,308
    Deferred interest on non-recourse
      promissory notes                                   1,256         1,255
    Loss on disposal of property                            13            --
    Change in accounts:
      Deferred charges                                     (75)         (217)
      Other assets                                        (233)         (112)
      Accounts payable and accrued expenses               (119)          104

       Net cash provided by operating activities         1,664         1,749

Cash flows from investing activities:
  Property improvements and replacements                  (610)         (703)

       Net cash used in investing activities              (610)         (703)

Cash flows from financing activities:
   Cash distributions to general partner                   (26)          (26)

       Net cash used in financing activities               (26)          (26)

Net increase in cash and cash equivalents                1,028         1,020

Cash and cash equivalents at beginning of period         5,246         4,226

Cash and cash equivalents at end of period             $ 6,274      $  5,246

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $ 1,255      $  1,256

                   See Accompanying Notes to Financial Statements


                          CENTURY PROPERTIES FUND XX

                        Notes to Financial Statements

                              December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

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

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss, and Distributions:

Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

Fair Value of Financial Instruments:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's Non-Recourse Promissory Notes is not practicable to estimate.


Investment Properties:

Investment properties are stated at the lower of the cost or estimated fair value (if impaired) of the property less accumulated depreciation. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted "SFAS No. 121, Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 39 years for buildings and improvements and five to seven years for furnishings.

Deferred Charges:

Included in deferred charges are sales commissions, organization expenses and lease commissions. Sales commissions and organization expenses related to the Pension Investor Notes ("Non-Recourse Promissory Notes", "Promissory Notes" or "Notes") are deferred and amortized by the straight-line method over the life of the Notes. Leasing commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1996, accumulated amortization of deferred leasing commissions totaled approximately $6,415,000.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


NOTE B - NON-RECOURSE PROMISSORY NOTES

The Partnership has Non-Recourse Promissory Notes secured by a deed of trust on all properties owned by the Partnership. The Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. The Notes are due November 30, 1998. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership properties or Partnership mortgage loans, 98 percent of the resulting cash proceeds are first allocated to the payment of Promissory Notes until such Notes are repaid. Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust Indenture.

NOTE C - INCOME TAXES

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows (in thousands, except unit data):


                                                   1996             1995

Net loss per financial statements              $  (1,510)       $  (1,589)
Differences resulted from:
 Original issue discount                            (571)            (446)
 Depreciation                                       (367)            (383)
 Capitalized expenses                                 23               42
 Deferred and prepaid rent                          (520)              --
 Other                                                16              120

 Federal taxable loss                          $  (2,929)       $  (2,256)
 Federal taxable loss per limited
   partnership unit                            $  (46.43)       $  (35.77)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


 Net liabilities as reported                $  (7,035)
 Differences resulted from:
  Sales commissions                             2,482
  Organization expenses                         2,069
  Original issue discount                       1,458
  Foreclosures of mortgage loan
     receivable                                   238
  Payments credited to rental property            280
  Acquisition costs expensed                      (34)
  Depreciation                                 (6,103)
  Provision for impairment of value             6,296
  Capitalized expenses                            945
  Provision for bad debts                          21
  Deferred and prepaid rent                      (520)
  Other                                           134

 Net assets - tax basis                     $     231



NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995 (in thousands):


                                                          1996         1995
Property management fees (included in operating
  expenses)                                              $  144       $  138
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                 223          174
Partnership management fees (included in general
  and administrative expenses)                               72           72


For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the fiscal year ended December 31, 1995, are insurance premiums of approximately $93,000 which were paid to an affiliate of the Managing General Partner under a master insurance policy arranged for by such affiliate.

For the fiscal year ended December 31, 1995, the Partnership paid an affiliate of the Managing General Partner approximately $5,000 relating to successful real estate tax appeals on the Partnership's investment properties. These fees are included in operating expense.

In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss and taxable income. The general partner received two percent of total distributions including cash distributed to Promissory Note holders. In addition, the general partner is entitled to a Partnership management incentive distribution, which together with the Partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1996 or 1995.


NOTE E - SIGNIFICANT TENANT AND MINIMUM FUTURE RENTAL REVENUES

Rental revenue from one tenant at Linpro Park I was 15 percent and 13 percent of total Partnership rental revenue in 1996 and 1995, respectively. The tenant's leases are scheduled to expire in May 1997. The Partnership is currently negotiating an extension of these leases.

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1996, are as follows (in thousands):


                 1997                    $   3,042
                 1998                        1,957
                 1999                        1,235
                 2000                          787
                 2001                           90
              Thereafter                        13
                                         $   7,124

Amortization of deferred leasing commissions totaled approximately $191,000 and $195,000 for the years ended December 31, 1996, and 1995, respectively.


NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                                            Initial Cost
                                            To Partnership
                                                                 Cost
                                                  Buildings   Capitalized
                                                 and Related (Written Down)
                             Encrum-               Personal   Subsequent to
Description                 brances(1)     Land    Property   Acquisition

Crabtree Office Center    $       --   $   966    $   6,409   $   1,223
 Raleigh, North Carolina
Linpro Park I                     --     1,089        7,882      (1,109)
 Reston, Virginia
Metcalf 103 Office Park           --       810        1,565         518
 Overland Park, Kansas
Commonwealth Center               --     1,929        6,300      (1,918)
 Dallas, Texas
Highland Park                     --     1,256        7,884       1,274
 Charlotte, North Carolina
Harbor Club Downs                 --      1,416       6,864         591
 Palm Harbor, Florida
The Corners Apartments            --       419        3,102         333
 Spartanburg, South Carolina

      Totals              $       --  $   7,885   $  40,006   $     912

1) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned by the Partnership, see "Note B" for a further discussion.

                     Gross Amount At Which Carried
                        At December 31, 1996

                                  Buildings
                                 And Related
                                   Personal                Accumulated     Date of        Date     Depreciable
Description               Land     Property       Total    Depreciation  Construction   Acquired   Life-Years
Crabtree Office Center  $   962   $  7,636        $8,598     $ 3,035         1983        12/84        5-39

Linpro Park I               693      7,169         7,862       4,211         1982         3/85        5-39

Metcalf 103 Office Park     810      2,083         2,893         498         1973         4/91        5-39

Commonwealth Center         964      5,347         6,311       3,522         1980        10/84        5-39

Highland Park             1,231      9,183        10,414       3,282         1986        11/85-       5-39
                                                                                          2/86
Harbor Club Downs         1,416      7,455         8,871       1,291         1986         5/92        5-30

The Corners Apartments      419      3,435         3,854         564         1974        11/92        5-30

  Totals                $ 6,495   $ 42,308        $48,803 $   16,403


Reconciliation of "Investment Properties and Accumulated Depreciation":


                                             Years Ended December 31,
                                                 1996             1995
Investment Properties
Balance at beginning of year                $  48,242       $  47,539
     Property improvements                        610             703
     Disposals of property                        (49)             --
Balance at end of year                      $  48,803       $  48,242

Accumulated Depreciation
Balance at beginning of year                $  14,623       $  12,835
     Additions charged to expense               1,816           1,788
     Disposals of property                        (36)             --
Balance at end of year                      $  16,403       $  14,623


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, respectively, is approximately $56,373,000 and $55,739,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, respectively, is approximately $22,543,000 and $20,361,000.


NOTE G - CONTINGENCY

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

NOTE H - LEGAL PROCEEDINGS

Adrian Charles Pastori, on his own behalf and for all others similarly situated vs. Century Properties Fund XX et al., California Superior Court for County of San Francisco, Case No. 960684.

In January 1994, an investor in the Partnership filed a putative class action lawsuit for monetary damages in Superior Court of the County of San Diego, California against the Partnership, its general partner, Fox Partners III, the general partners of Fox Partners III, and others. The lawsuit alleges that the prospectus for the Partnership contained material misrepresentations and omissions. In April 1994, the Court granted defendants' motion to have the venue of the case transferred from San Diego County to San Francisco County. Plaintiff's amended complaint alleges causes of action premised on negligence, fraud, and breach of fiduciary duty. The Partnership has filed its answer in the case. In August 1996, the court denied plaintiff's motion to have a class of all unit holders certified. The Plaintiff has appealed this ruling and the trial court has stayed the remainder of the suit. The Partnership intends to vigorously defend this action. The ultimate outcome of the litigation cannot presently be determined, however, the Managing General Partner does not believe that the litigation will have a material adverse effect on the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Partnership does not have any officers or directors. The managing general partner of the Partnership, Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names of the directors and executive officers of the Managing General Partner as of December 31, 1996, their ages and nature of all positions with FCMC presently held by them are as follows:

             Name                    Age                   Position

William H. Jarrard, Jr.               50        President and Director

Ronald Uretta                         41        Vice President and Treasurer

John K. Lines                         37        Vice President and Secretary

Kelley M. Buechler                    39        Assistant Secretary

William H. Jarrard, Jr. has been President and a Director of the Managing General Partner since June 1996, and Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard served as Managing Director-Partnership Administration and Asset Management from July 1994, until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996, and Insignia's Treasurer since January 1992. Since August 1996, he has served as Insignia's Chief Operating Officer. He also served as Insignia's Secretary from January 1992 to June 1994, and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines has been Vice President and Secretary of the Managing General Partner since June 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

No family relationships exist among any of the officers or directors of the Managing General Partner.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12".


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The directors and officers of the Managing General Partner and its affiliates, as a group do not own any of the Partnership voting securities.

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting securities of the Partnership.

There are no arrangements known to the Partnership, the operating of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of the Managing General Partner.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995 (in thousands):

                                                          1996          1995
Property management fees (included in operating
  expenses)                                              $  144      $  138
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                 223         174
Partnership management fees (included in general
  and administrative expenses)                               72          72


For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the fiscal year ended December 31, 1995, are insurance premiums of approximately $93,000 which were paid to an affiliate of the Managing General Partner under a master insurance policy arranged for by such affiliate.

For the fiscal year ended December 31, 1995, the Partnership paid an affiliate of the Managing General Partner approximately $5,000 relating to successful real estate tax appeals on the Partnership's investment properties. These fees are included in operating expense.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits: See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed during the fourth quarter of 1996: None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CENTURY PROPERTIES FUND XX

                          By:          Fox Partners III
                                       Its General Partner

                          By: Fox Capital Management Corporation Its Managing General Partner

                          By:          /s/ William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director

                          Date:        March 25, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William H. Jarrard, Jr.            President            March 25, 1997
William H. Jarrard, Jr.                and Director


/s/ Ronald Uretta                      Vice President       March 25, 1997
Ronald Uretta                          and Treasurer


                                 EXHIBIT INDEX

Exhibit



      2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.


      3.4 Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Partnership dated February 22, 1984, and November 8, 1984, and thereafter supplemented contained in the Partnership Registration Statement on Form S-11 (Reg. No. 2-88615).

      27.                  Financial Data Schedule.