Form 10QSB
period 1997-03-31
CENTURY PROPERTIES FUND XX
filed 1997-05-09
CIK 736909

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


                For the quarterly period ended March 31, 1997


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X.    No      .



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                        CENTURY PROPERTIES FUND XX

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                March 31, 1997

Assets
  Cash and cash equivalents                                            $    7,006
  Receivables and deposits                                                    326
  Other assets                                                              1,127
  Investment properties:
    Land                                                $   6,495
    Buildings and related personal property                42,373
                                                           48,868
    Less accumulated depreciation                         (16,782)         32,086
                                                                       $   40,545

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                     $       21
  Tenants security deposits                                                   172
  Accrued taxes                                                               169
  Accrued interest - promissory notes                                         628
  Other liabilities                                                            47
  Non-Recourse Promissory Notes:
      Principal                                                            31,386
      Deferred interest payable                                            15,426

Partners' Deficit:
  Limited partners' (61,814 units outstanding)          $  (5,872)
  General partner's                                        (1,432)         (7,304)
                                                                       $   40,545

                See Accompanying Notes to Financial Statements

b)                            CENTURY PROPERTIES FUND XX

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                                    Three Months Ended
                                                         March 31,
                                                     1997           1996
Revenues:
  Rental income                                  $   1,686      $   1,732
  Other income                                         120            107
      Total revenues                                 1,806          1,839

Expenses:
  Interest to promissory note holders                  628            628
  Operating                                            817            840
  Depreciation                                         379            443
  Amortization of sales commissions and
    organizational costs                                81             81
  General and administrative                           170            174
      Total expenses                                 2,075          2,166

Net loss                                         $    (269)     $    (327)

Net loss allocated to general partner (2%)       $      (5)     $      (7)

Net loss allocated to limited partners (98%)          (264)          (320)

                                                 $    (269)     $    (327)

Net loss per limited partnership unit            $   (4.26)     $   (5.18)


                    See Accompanying Notes to Financial Statements


c)                             CENTURY PROPERTIES FUND XX

                       STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                    Limited
                                  Partnership     General       Limited
                                     Units       Partner's     Partners'       Total
Original capital contributions     61,814      $      --    $  30,907      $  30,907

Partners' deficit at
 December 31, 1996                 61,814      $  (1,427)   $  (5,608)     $  (7,035)

Net loss for the three months
 ended March 31, 1997                  --             (5)        (264)          (269)

Partners' deficit at
 March 31, 1997                    61,814       $ (1,432)    $ (5,872)     $  (7,304)

                 See Accompanying Notes to Financial Statements

d)                           CENTURY PROPERTIES FUND XX

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Three Months Ended
                                                               March 31, 1997
                                                            1997            1996
Cash flows from operating activities:
 Net loss                                               $   (269)       $    (327)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation                                               379              443
  Amortization of deferred charges                           117              126
  Deferred interest on non-recourse promissory
     notes                                                   314              314
  Change in accounts:
   Receivables and deposits                                  126             (189)
   Other assets                                              (54)               1
   Accounts payable                                         (113)              47
   Tenant security deposits                                   (1)              --
   Accrued taxes                                             (10)              80
   Accrued interest - promissory notes                       314              314
   Other liabilities                                          (6)             (31)

        Net cash provided by operating activities            797              778

Cash flows from investing activities:
   Property improvements and replacements                    (65)            (122)

         Net cash used in investing activities               (65)            (122)

Cash flows from financing activities                          --               --

Net increase in cash and cash equivalents                    732              656

Cash and cash equivalents at beginning of period           6,274            5,246

Cash and cash equivalents at end of period              $  7,006        $   5,902

                   See Accompanying Notes to Financial Statements

e)                            CENTURY PROPERTIES FUND XX

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the three months ended March 31, 1997 and 1996 (in thousands):


                                                            Three Months Ended
                                                                 March 31,
                                                            1997            1996
Property management fees (included in operating
  expenses)                                              $  36            $  35
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                 32               58

For the period from January 19, 1996, to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:



                                                 Average
                                                Occupancy
Property                                     1997           1996
Commonwealth Centre                          78%             82%
  Dallas, TX

Crabtree Office Center                       96%             92%
  Raleigh, North Carolina

Linpro Park I                                98%            100%
  Reston, Virginia

Metcalf 103 Office Park                      97%             99%
  Overland Park, Kansas

Highland Park Commerce Center                96%             91%
  Charlotte, North Carolina

Harbor Club Downs                            95%             96%
  Palm Harbor, Florida

The Corners Apartments                       90%             96%
  Spartanburg, South Carolina

The Managing General Partner attributes the decrease in occupancy at Commonwealth Centre to a tenant vacating the property in January 1997, at the end of its lease. Management at the property is currently in negotiations with two prospective tenants. If both leases are executed, the property's occupancy would increase to 100%. There can be no assurance, however, that either or both of the prospective tenants will lease space at the property. Occupancy increased at Crabtree Office Center and Highland Park Commerce Center as the result of new tenants moving into the properties during 1996. The decrease in occupancy at the Corners Apartments relates to the increased competition resulting from two new apartment complexes having been built in the market area during the last year.

The Partnership's net loss for the three months ended March 31, 1997, was approximately $269,000 versus a net loss of approximately $327,000 for the corresponding period of 1996. The decrease in net loss is primary attributable to a decrease in total expenses. The decrease in expenses is primarily the result of a reduction in depreciation expense, as a result of certain assets becoming fully depreciated in 1996. Included in operating expense for the three months ended March 31, 1996, is approximately $21,000 of major repairs and maintenance comprised primarily of swimming pool repairs and landscaping.
During the three months ended March 31, 1997, there were no expenditures for major repairs and maintenance. Partially offsetting the decrease in total expenses was a decrease in rental income. Included in rental income are tenants reimbursements which are estimated on a quarterly basis and billed annually.
The estimated tenant reimbursements at December 31, 1996 for Commonwealth and Metcalf were based on historical information. These estimates were adjusted in the first quarter of 1997 when the actual bilings were prepared. This adjustment to the 1996 estimate caused a decrease in rental revenues for the three months ended March 31, 1997.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $7,006,000, as compared to approximately $5,902,000 at March 31, 1996. Net cash provided by operating activities increased primarily due to the reduction in receivable balances as a result of the timing of the billing and collection of tenant expense reimbursements. Net cash used in investing activities decreased as a result of fewer property improvements and replacements in the first quarter of 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness consists of Non-Recourse Promissory Notes totaling $46,812,000 in principal and deferred interest. These notes mature on November 30, 1998, at which time the Partnership will have to extend the due dates of these notes, find replacement financing, or sell properties. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions to the limited partners were made in 1996 or during the three months ended March 31, 1997. Currently, the Managing General Partner is evaluating the feasibility of a distribution from cash reserves in the second quarter of 1997.

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended March 31, 1997.


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


                           CENTURY PROPERTIES FUND XX


                           By:   FOX PARTNERS III
                                 Its General Partner

                           By:   FOX CAPITAL MANAGEMENT CORPORATION
                                 Its Managing General Partner

                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: May 9, 1997