Form 10QSB
period 1997-06-30
CENTURY PROPERTIES FUND XX
filed 1997-08-08
CIK 736909

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


                 For the quarterly period ended June 30, 1997


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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CENTURY PROPERTIES FUND XX

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                June 30, 1997


Assets
 Cash and cash equivalents                                          $  6,707
 Receivables and deposits                                                446
 Other assets                                                          1,076
 Investment properties:
    Land                                             $  6,495
    Buildings and related personal property            42,802
                                                       49,297
    Less accumulated depreciation                     (17,195)        32,102
                                                                    $ 40,331
Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                   $     33
 Tenant security deposits payable                                        180
 Accrued property taxes                                                  274
 Accrued interest-promissory notes                                       314
 Other liabilities                                                        60
 Non-Recourse Promissory Notes:
     Principal                                                        31,386
     Deferred interest payable                                        15,740

Partners' Deficit
 Limited partners' (61,814 units issued and
     outstanding)                                    $ (6,204)
 General partner's                                     (1,452)        (7,656)
                                                                    $ 40,331

                See Accompanying Notes to Financial Statements


b)                            CENTURY PROPERTIES FUND XX

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended            Six Months Ended
                                        June 30,                     June 30,
                                   1997           1996          1997           1996
Revenues:
 Rental income                   $ 1,822        $ 1,743       $ 3,508        $ 3,475
 Other income                        119             90           239            197
    Total revenues                 1,941          1,833         3,747          3,672

Expenses:
  Interest to promissory note
    holders                          627            625         1,255          1,253
  Operating                          896            848         1,713          1,688
  Depreciation                       413            457           792            900
  Amortization of sales
   commissions and
   organizational costs               82             82           163            163
  General and administrative         262            263           432            437
    Total expenses                 2,280          2,275         4,355          4,441

Net loss                         $  (339)       $  (442)      $  (608)       $  (769)

Net loss allocated to
  general partner (2%)           $    (7)       $    (9)      $   (12)       $   (15)
Net loss allocated to
  limited partners (98%)            (332)          (433)         (596)          (754)
                                 $  (339)       $  (442)      $  (608)       $  (769)
Net loss per limited
  partnership unit               $ (5.37)       $ (7.00)      $ (9.64)       $(12.20)

                    See Accompanying Notes to Financial Statements


c)                             CENTURY PROPERTIES FUND XX

                       STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                            (in thousands, except unit data)

                                     Limited
                                   Partnership      General      Limited
                                      Units        Partner's     Partners'        Total
Original capital contributions       61,814        $    --       $ 30,907       $ 30,907

Partners' deficit at
 December 31, 1996                   61,814        $(1,427)      $ (5,608)      $ (7,035)

Distributions to general partner         --            (13)            --            (13)

Net loss for the six
 months ended June 30, 1997              --            (12)          (596)          (608)

Partners' deficit at
 June 30, 1997                       61,814        $(1,452)      $ (6,204)      $ (7,656)

                     See Accompanying Notes to Financial Statements

d)                           CENTURY PROPERTIES FUND XX

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                           Six Months Ended
                                                                June 30,
                                                           1997         1996

Cash flows from operating activities:
  Net loss                                              $  (608)      $  (769)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                            792           900
    Amortization of deferred charges                        249           254
    Deferred interest on non-recourse promissory
    notes                                                   628           628
    Change in accounts:
      Receivables and deposits                                6          (158)
      Other assets                                         (135)           --
      Accounts payable                                     (101)           29
      Tenant security deposits payable                        7           140
      Accrued property taxes                                 95           196
      Other liabilities                                       7          (305)

        Net cash provided by operating activities           940           915

Cash flows from investing activities:
  Property improvements and replacements                   (494)         (339)

        Net cash used in investing activities              (494)         (339)

Cash flows from financing activities:
  Cash distribution to general partner                      (13)          (13)

        Net cash used in financing activities               (13)          (13)

Net increase in cash and cash equivalents                   433           563

Cash and cash equivalents at beginning of period          6,274         5,246

Cash and cash equivalents at end of period              $ 6,707       $ 5,809

Supplemental information:
  Cash paid for interest                                $   628       $   628

                   See Accompanying Notes to Financial Statements


e)                            CENTURY PROPERTIES FUND XX

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the six months ended June 30, 1997 and 1996 (in thousands):


                                                           Six Months Ended
                                                               June 30,
                                                          1997           1996
Property management fees (included in operating
  expenses)                                              $  73          $  71
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  103            158
Partnership management fees (included in general
  and administrative expenses)                              36             36

For the period from January 19, 1996 to June 30, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                  Average
                                                 Occupancy
Property                                     1997           1996

Commonwealth Centre                          81%             79%
  Dallas, TX

Crabtree Office Center                       98%             96%
  Raleigh, North Carolina

Linpro Park I                                99%            100%
  Reston, Virginia

Metcalf 103 Office Park                      97%             99%
  Overland Park, Kansas

Highland Park Commerce Center                94%             93%
  Charlotte, North Carolina

Harbor Club Downs                            95%             95%
  Palm Harbor, Florida

The Corners Apartments                       93%             93%
  Spartanburg, South Carolina

The Partnership's net loss for the six months ended June 30, 1997, was approximately $608,000 versus a net loss of approximately $769,000 for the corresponding period of 1996. The Partnership's net loss for the three months ended June 30, 1997, was approximately $339,000 versus a net loss of approximately $442,000 for the corresponding period of 1996. The decrease in net loss for the six months ended June 30, 1997, is primarily attributable to an increase in other income and a decrease in depreciation expense. The increase in other income is primarily due to an increase in interest income as a result of increased cash balances. The decrease in depreciation expense is a result of certain assets becoming fully depreciated in 1996. Included in operating expense for the six months ended June 30, 1997, is approximately $52,000 for major repairs and maintenance, comprised primarily of exterior building repairs, landscaping and tennis court repairs. Included in operating expense for the six months ended June 30, 1996, is approximately $51,000 of major repairs and maintenance, comprised primarily of swimming pool repairs and landscaping.

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $6,707,000, as compared to approximately $5,809,000 at June 30, 1996. Net cash provided by operating activities and net cash used in financing activities remained relatively stable for the six months ended June 30, 1997 as compared to the corresponding period in 1996. Net cash used in investing activities increased due to increased expenditures for property improvements and replacements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the
physical assets and other operating     needs of the Partnership.  Such assets
are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness consists of Non-Recourse Promissory Notes totaling $47,126,000 in principal and deferred interest. These notes mature on November 30, 1998, at which time the Partnership will have to extend the due dates of these notes, find replacement financing, or sell properties. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions to the limited partners were made in 1996 or during the six months ended June 30, 1997. No distributions are expected to be made in the remaining months of 1997.

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1997.

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

                           Date: August 8, 1997