Form 10QSB
period 1997-09-30
CENTURY PROPERTIES FUND XX
filed 1997-11-12
CIK 736909

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



   a)                     CENTURY PROPERTIES FUND XX

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1997


Assets
 Cash and cash equivalents                                          $  7,483
 Receivables and deposits                                                584
 Other assets                                                          1,000
 Investment properties:
    Land                                             $  6,495
    Buildings and related personal property            42,893
                                                       49,388
    Less accumulated depreciation                     (17,601)        31,787
                                                                    $ 40,854
Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                   $     10
 Tenant security deposits payable                                        178
 Accrued property taxes                                                  382
 Accrued interest-promissory notes                                       628
 Other liabilities                                                        66
 Non-Recourse Promissory Notes:
     Principal                                                        31,386
     Deferred interest payable                                        16,053

Partners' Deficit
 Limited partners' (61,814 units issued and
      outstanding)                                   $ (6,393)
 General partner's                                     (1,456)        (7,849)
                                                                    $ 40,854


                See Accompanying Notes to Financial Statements


b)                            CENTURY PROPERTIES FUND XX

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)



                                  Three Months Ended   Nine Months Ended
                                      September 30,      September 30,
                                   1997       1996      1997       1996
Revenues:
 Rental income                   $ 1,841    $ 1,798   $ 5,349    $ 5,273
 Other income                        142         98       381        295
    Total revenues                 1,983      1,896     5,730      5,568

Expenses:
  Interest to promissory note
    holders                          628        628     1,883      1,881
  Operating                          879        993     2,592      2,681
  Depreciation                       406        454     1,198      1,354
  Amortization of sales
   commissions and
   organizational costs               81         81       244        244
  General and administrative         182        241       614        678
    Total expenses                 2,176      2,397     6,531      6,838

Net loss                         $  (193)   $  (501)  $  (801)   $(1,270)

Net loss allocated to
  general partner (2%)           $    (4)   $   (10)  $   (16)   $   (25)
Net loss allocated to
  limited partners (98%)            (189)      (491)     (785)    (1,245)
                                 $  (193)   $  (501)  $  (801)   $(1,270)
Net loss per limited
  partnership unit               $ (3.06)   $ (7.94)  $(12.70)   $(20.14)

                    See Accompanying Notes to Financial Statements


c)                             CENTURY PROPERTIES FUND XX

                       STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                            (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                     Units    Partner's   Partners'     Total

Original capital contributions      61,814      $    --   $ 30,907    $ 30,907

Partners' deficit at
 December 31, 1996                  61,814      $(1,427)  $ (5,608)   $ (7,035)

Distributions to general partner        --          (13)        --         (13)

Net loss for the nine months
 ended September 30, 1997               --          (16)      (785)       (801)

Partners' deficit at
 September 30, 1997                 61,814      $(1,456)  $ (6,393)   $ (7,849)

                     See Accompanying Notes to Financial Statements


d)                           CENTURY PROPERTIES FUND XX

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                         Nine Months Ended
                                                            September 30,
                                                          1997         1996
Cash flows from operating activities:
  Net loss                                              $  (801)   $ (1,270)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                          1,198       1,354
    Amortization of deferred charges                        378         385
    Deferred interest on non-recourse promissory
      notes                                                 941         942
    Loss on disposal of property                             --          13
    Change in accounts:
      Receivables and deposits                             (132)       (300)
      Other assets                                         (188)         24
      Accounts payable                                     (124)         40
      Tenant security deposits payable                        5          20
      Accrued property taxes                                203         292
      Accrued interest-promissory notes                     314         314
      Other liabilities                                      13        (303)

        Net cash provided by operating activities         1,807       1,511

Cash flows from investing activities:
  Property improvements and replacements                   (585)       (460)

        Net cash used in investing activities              (585)       (460)

Cash flows from financing activities:
  Cash distributions to general partner                     (13)        (13)

        Net cash used in financing activities               (13)        (13)

Net increase in cash and cash equivalents                 1,209       1,038

Cash and cash equivalents at beginning of period          6,274       5,246

Cash and cash equivalents at end of period              $ 7,483    $  6,284

Supplemental information:
  Cash paid for interest                                $   628    $    628


                   See Accompanying Notes to Financial Statements

e)                            CENTURY PROPERTIES FUND XX

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"), the sole stockholder of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the nine months ended September 30, 1997 and 1996 (in thousands):


                                                           Nine Months Ended
                                                              September 30,
                                                           1997          1996
Property management fees (included in operating
  expenses)                                                $111         $ 108
Reimbursement for services of affiliates (included
  in general and administrative and operating
   expenses)                                               158            209
Partnership management fees (included in general
  and administrative expenses)                              36             36

For the period from January 19, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                   Average
                                                  Occupancy
Property                                     1997           1996

Commonwealth Centre                          84%             78%
  Dallas, TX

Crabtree Office Center                       99%             97%
  Raleigh, North Carolina

Linpro Park I                                99%             99%
  Reston, Virginia

Metcalf 103 Office Park                      97%             98%
  Overland Park, Kansas

Highland Park Commerce Center                94%             93%
  Charlotte, North Carolina

Harbor Club Downs                            96%             95%
  Palm Harbor, Florida

The Corners Apartments                       93%             94%
  Spartanburg, South Carolina

The increase in occupancy at Commonwealth Centre is due to four new occupying a total of 21,471 square feet, which represents approximately 20% of the total space. At September 30, 1997, Commonwealth Centre was 94% occupied.

The Partnership's net loss for the nine months ended September 30, 1997, was approximately $801,000 versus a net loss of approximately $1,270,000 for the corresponding period of 1996. The Partnership's net loss for the three months ended September 30, 1997, was approximately $193,000 versus a net loss of approximately $501,000 for the corresponding period of 1996. The decrease in net loss for the three and nine month periods ended September 30, 1997, is attributable to an increase in rental and other income and decreases in operating, depreciation and general and administrative expenses. The increase in rental income is primarily due to increased rental rates at Harbor Club Downs. Other income increased primarily due to an increase in interest income as a result of increased cash balances. The decrease in operating expense is primarily due to decreases in major repairs and maintenance at Harbor Club Downs, Highland Park, and The Corners. Included in operating expense for the nine months ended September 30, 1997, is approximately $86,000 for major repairs and maintenance, comprised primarily of exterior building repairs, landscaping, parking lot repairs, and tennis court repairs. Included in operating expense for the nine months ended September 30, 1996, is approximately $171,000 of major repairs and maintenance, comprised primarily of exterior painting, gutter repairs, exterior building repairs, landscaping and swimming pool repairs. The decrease in depreciation expense is a result of certain assets becoming fully depreciated in 1996. General and administrative expenses decreased primarily due to the decrease in expense reimbursements related to the transition and relocation of the administrative offices during the first half of 1996. As noted in "Item 1. Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $7,483,000, as compared to approximately $6,284,000 at September 30, 1996. Net cash provided by operating activities increased primarily as a result of an increase in net income as discussed above. Net cash used in investing activities increased due to increased expenditures for property improvements and replacements. Net cash used in financing activities remained stable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness consists of Non-Recourse Promissory Notes totaling $47,439,000 in principal and deferred interest. These notes mature on November 30, 1998, at which time the Partnership will have to extend the due dates of these notes, find replacement financing, risk losing the properties through foreclosure, or sell properties. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions to the limited partners were made in 1996 or during the nine months ended September 30, 1997. No distributions are expected to be made in the remaining months of 1997.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Adrian Charles Pastori, on his own behalf and for all others similarly situated vs. Century Properties Fund XX et. al., California Superior Court for County of San Francisco, Case No. 960684.

In January 1994, an investor in the Partnership filed a putative class action lawsuit for monetary damages in Superior Court of the County of San Diego, California against the Partnership, its general partner, Fox Partners III, the general partners of Fox Partners III, and others. The lawsuit alleges that the prospectus for the Partnership contained material misrepresentations and omissions. In April 1994, the Court granted defendants; motion to have the venue of the case transferred from San Diego County to San Francisco County. Plaintiff's amended complaint alleges causes of action premised on negligence, fraud, and breach of fiduciary duty. The Partnership has filed its answer in the case. In August 1996, the court denied plaintiff's motion to have a class of all unit holders certified. In August 1997, the California Court of Appeals affirmed the trial court's denial of class certification. The Plaintiff appealed this ruling. In October 1997, the California Supreme Court has denied review of the determination of the Court of Appeals. The Partnership intends to vigorously defend this action. The ultimate outcome of the litigation cannot presently be determined, however, the Managing General Partner does not believe that the litigation will have a material adverse effect on the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended September 30, 1997.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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

                            Date: November 12, 1997