Form 10KSB
period 1997-12-31
CENTURY PROPERTIES FUND XX
filed 1998-03-30
CIK 736909

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)

                                          FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1997


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $7,724,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.


                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None

                                    PART I



ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XX (the " Partnership " or the "Registrant") was organized in December 1983, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners III, a California general partnership, is the general partner of the Partnership. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners '84, a California general partnership, are the general partners of Fox Partners III.

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

Beginning in February 1984 through April 1985, the Partnership offered $35,000,000 in Individual Investor Units and $65,000,000 in Pension Investors Notes ("Non-Recourse Promissory Notes" or "Promissory Notes"), and sold $30,907,000 and $49,348,500, respectively. The net proceeds of this offering were used to purchase four income-producing real properties including one property which was acquired in two phases, and to fund seven mortgage loans totaling $31,568,000. The Partnership's original property portfolio was geographically diversified with properties acquired and properties on which mortgage loans have been funded in seven states. The Partnership's acquisition and mortgage loan funding activities were completed in February 1986 and since then the principal activity of the Partnership has been managing its portfolio. Two mortgage loans were prepaid in 1989, one was prepaid in 1991, and another was satisfied in 1994. In April 1991, the Partnership finalized foreclosure proceedings on Metcalf 103 Office Park which secured a mortgage loan and during 1992 finalized foreclosure proceedings against the borrowers on two additional mortgage loans (Harbor Club Downs and The Corners Apartments). The remaining mortgage loan was prepaid in 1992. See, "Item 2. Description of Properties" below for a description of the Partnership's properties.

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

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its investment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Change in Control

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC. See "Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act" for information on the directors and executive officers of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:


                             Date of
Property                    Purchase  Type of Ownership (2)       Use

Crabtree Office Center        12/84   Fee Ownership        Office Building-
  Raleigh, North Carolina                                  59,000 sq. ft.

Linpro Park I                 3/85    Fee Ownership        Office Building-
  Reston, Virginia                                         75,000 sq. ft.

Metcalf 103 Office Park       4/91    Fee Ownership        Office Building-
  Overland Park, Kansas                                    62,000 sq. ft.

Commonwealth Centre           10/84   Fee Ownership        Business Park-
  Dallas, Texas                                            109,000 sq. ft.

Highland Park Commerce Center  (1)    Fee Ownership        Business Park-
  Charlotte, North Carolina                                106,000 sq. ft.

Harbor Club Downs             5/92    Fee Ownership        Apartment-
  Palm Harbor, Florida                                     272 units

The Corners Apartments        11/92   Fee Ownership        Apartment-
  Spartanburg, South Carolina                              176 units


(1) Highland Park Commerce Center was acquired in separate transactions on November 5, 1985 and February 12, 1986, respectively.

(2) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned by the Partnership.

SCHEDULE OF PROPERTIES (IN THOUSANDS):


                       Gross
                      Carrying    Accumulated                        Federal
Property               Value     Depreciation     Rate     Method   Tax Basis

Crabtree             $ 8,713     $ 3,353        5-39 yrs     S/L     $ 3,802

Linpro                 7,938       4,409        5-39 yrs     S/L       4,486

Metcalf                3,153         611        5-39 yrs     S/L       2,819

Commonwealth           6,399       3,715        5-39 yrs     S/L       5,410

Highland Park         10,532       3,608        5-39 yrs     S/L       5,506

Harbor Club            8,981       1,600        5-30 yrs     S/L       7,368

The Corners            3,907         716        5-30 yrs     S/L       3,140

    Total            $49,623     $18,012                             $32,531

See "Note B" to the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

The Partnership has Non-Recourse Promissory Notes secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. The Promissory Notes are due November 30, 1998. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership properties or Partnership mortgage loans, 98 percent of the resulting cash proceeds are first allocated to the payment of Promissory Notes until such Promissory Notes are repaid. Promissory Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust Indenture. The Managing General Partner is currently evaluating the feasibility of selling some of the Partnership's properties in order to pay off the outstanding Promissory Notes and/or seeking to either extend the maturity date of the Promissory Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1998 obligations.


SCHEDULE OF RENTAL RENTS AND OCCUPANCY:

                         Average Annual Rental Rates       Average Occupancy
Property                    1997             1996           1997        1996

Crabtree              $ 16.44/sq. ft.  $ 15.43/sq. ft.      99%         98%
Linpro                  17.06/sq. ft.    16.50/sq. ft.      100%        98%
Metcalf                 11.25/sq. ft.    10.85/sq. ft.      97%         98%
Commonwealth             4.90/sq. ft.     4.77/sq. ft.      87%         79%
Highland Park            9.44/sq. ft.     9.47/sq. ft.      94%         94%
Harbor Club             7,546/unit       7,277/unit         95%         95%
The Corners             5,680/unit       5,527/unit         93%         94%

The increase in occupancy at Commonwealth Centre is due to two new tenants occupying a total of 20,456 square feet, which represents approximately 19% of the total space. At December 31, 1997, Commonwealth Centre was 100% occupied.

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

The following is a schedule of the lease expirations for the years 1998-2007:

                      Number of      Square         Annual        % Of Gross
                     Expirations      Feet           Rent        Annual Rent
                                                (in thousands)
CRABTREE
1998                      3           9,276       $  166             16.7%
1999                      3           9,209          143             14.4%
2000                      5          25,467          430             43.3%
2001                      1           5,298           92              9.2%
2002                      4           9,588          163             16.4%
2003-2007                 0              --           --               --

LINPRO
1998-2001                 0              --        $   --               --
2002                      2          65,879         1,383            100.0%
2003-2007                 0              --            --              --

METCALF
1998                      9          15,174        $  179            26.8%
1999                      3           8,468            92            13.8%
2000                      3          18,381           189            28.2%
2001                      2           8,500            87            13.0%
2002                      2           8,124           105            15.7%
2003-2007                 0              --            --              --

COMMONWEALTH
1998                      4          26,347        $  126            24.1%
1999                      6          34,157           150            28.8%
2000                      3          20,109            96            18.4%
2001                      1           2,769            13             2.5%
2002                      3          15,567            90            17.2%
2003-2007                 0              --            --               --

HIGHLAND PARK
1998                      5          15,182        $  156            15.8%
1999                      3          18,362           159            16.0%
2000                     12          49,357           497            50.3%
2001                      1           5,201            46             4.6%
2002                      2           9,396            66             6.7%
2003-2006                 0              --            --               --
2007                      1           4,212            59             5.9%


The following schedule reflects information on tenants occupying 10% or more of leasable square footage at December 31, 1997:

        Nature of         Square Footage   Annual Rent Per       Lease
        Business              Leased         Square Foot       Expiration

CRABTREE
 Investment Company           7,770          $  17.34         10/31/2000
 Medical Services             9,981             17.39          4/30/2000

LINPRO
 Government Agency           57,127             21.50         12/31/2002
 Real Estate                  8,757             17.68         12/15/2002

METCALF
 Business Offices            14,426             10.09         10/31/2000
 Medical Services             7,238             10.29         10/31/2001

COMMONWEALTH
 Florist                     14,580              3.98          4/15/1999
 Wine Shop                   14,873              4.50          5/31/2000

HIGHLAND PARK
 Software Designer           17,860             10.50         10/31/2000
 Bank                        15,010              8.72          3/31/1999

Real estate taxes (in thousands) and rates in 1997 for each property were as follows:

                                   1997         1997
                                  Billing       Rate
Crabtree                            $46         1.17%
Linpro                               79         1.29%
Metcalf                              57         2.48%
Commonwealth                         75         2.56%
Highland Park                        69         1.25%
Harbor Club                         170         2.08%
The Corners                          81         2.69%

ITEM 3.  LEGAL PROCEEDINGS

Adrian Charles Pastori, on his own behalf and for all others similarly situated vs. Century Properties Fund XX et al., California Superior Court for County of San Francisco, Case No. 960684.

In January 1994, an investor in the Partnership filed a putative class action lawsuit for monetary damages in Superior Court of the County of San Diego, California, against the Partnership, its general partner, Fox Partners III, the general partners of Fox Partners III, and others. The lawsuit alleges that the prospectus for the Partnership contained material misrepresentations and omissions. In April 1994, the Court granted defendants' motion to have the venue of the case transferred from San Diego County to San Francisco County. Plaintiff's amended complaint alleges causes of action premised on negligence, fraud, and breach of fiduciary duty. The Partnership filed its answer in the case. In August 1996, the court denied plaintiff's motion to have a class of all unit holders certified. In August 1997, the California Court of Appeals affirmed the trial court's denial of class certification. The Plaintiff appealed this ruling. In October 1997, the California Supreme Court denied review of the determination of the Court of Appeals. The Partnership intends to vigorously defend this action. The ultimate outcome of the litigation cannot presently be determined, however, the Managing General Partner does not believe that the litigation will have a material adverse effect on the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                   PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 61,814 Individual Investor Units during its offering period through April 1985. As of January 1, 1998, the number of holders of Individual Investor Units was 1,931. There is no intention to sell additional Individual Investor Units nor is there an established market for these Units.

Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were made to the limited partners in 1997 or 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF ORGANIZATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1997, was approximately $1,092,000 versus a net loss of approximately $1,510,000 for the year ended December 31, 1996. The decrease in net loss is attributable to an increase in other income and decreases in operating, depreciation, and general and administrative expenses. The increase in other income is primarily due to an increase in interest income as a result of increased cash balances. The decrease in operating expense is primarily due to decreases in major repairs and maintenance at Harbor Club Downs and The Corners Apartments. Included in operating expense for the twelve month period ended December 31, 1997, is approximately $145,000 of major repairs and maintenance, comprised primarily of parking lot repairs, exterior building repairs, and landscaping. Included in operating expense for the twelve month period ended December 31, 1996, is approximately $229,000 of major repairs and maintenance, comprised primarily of exterior painting, exterior building repairs, and landscaping. The decrease in depreciation expense is the result of certain assets becoming fully depreciated in 1996. General and administrative expenses decreased primarily due to the decrease in expense related to investor correspondence. During 1996, the Partnership utilized a third party company to process the semi-annual interest payments on the Promissory Notes along with the associated correspondence. In 1997, the Partnership began to utilize an affiliate of Insignia for this processing.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $7,314,000 compared to approximately $6,274,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997, was approximately $1,040,000 compared to an increase of approximately $1,028,000 for the comparable period in 1996. Net cash provided by operating activities increased primarily as a result of an increase in interest income and decreases in operating and general and administrative expenses, as discussed above. Net cash used in investing activities increased due to an increase in property improvements and replacements. Net cash used in financing activities was constant.

The mortgage indebtedness of the Partnership consists of Non-Recourse Promissory Notes totaling $47,753,000 in principal and deferred interest which matures on November 30, 1998. The Managing General Partner is currently evaluating the feasibility of selling some of the Partnership's properties in order to pay off the outstanding Promissory Notes and/or seeking to either extend the maturity date of the Promissory Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1998 obligations. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves. No cash distributions to the limited partners were made in 1996 or 1997.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XX

LIST OF FINANCIAL STATEMENTS


     Report of Independent Auditors'

     Balance Sheet - December 31, 1997

     Statements of Operations - Years ended December 31, 1997 and 1996

     Statements of Changes in Partners' Deficit - Years ended
       December 31, 1997 and 1996

     Statements of Cash Flows - Years ended December 31, 1997 and 1996

     Notes to Financial Statements







                           Independent Auditors' Report




To the Partners
Century Properties Fund XX
Greenville, South Carolina

We have audited the accompanying balance sheet of Century Properties Fund XX (a limited partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A to the financial statements, the Partnership's Non-Recourse Promissory Notes, totaling approximately $48,903,000 in principal and interest, mature on November 30, 1998. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XX as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                   /s/IMOWITZ KOENIG & CO., LLP
                                                   Certified Public Accountants

New York, NY
February 16, 1998



                            CENTURY PROPERTIES FUND XX

                                  BALANCE SHEET

                                December 31, 1997
                         (in thousands, except unit data)




Assets
  Cash and cash equivalents                                       $   7,314
  Receivables and deposits                                              260
  Other assets                                                        1,036
  Investment properties (Notes B & G):
     Land                                          $   6,495
     Buildings and related personal property          43,128
                                                      49,623
     Less accumulated depreciation                   (18,012)        31,611
                                                                  $  40,221



Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $      48
  Tenant security deposits payable                                      182
  Accrued property taxes                                                 13
  Accrued interest-promissory notes (Note C)                            314
  Other liabilities                                                      64
  Non-Recourse Promissory Notes (Notes A & C):
    Principal                                                        31,386
    Deferred interest payable                                        16,367

Partners' Deficit
  General partner's                              $    (1,475)
  Limited partners' (61,814 units outstanding)        (6,678)        (8,153)
                                                                  $  40,221


                  See Accompanying Notes to Financial Statements

                            CENTURY PROPERTIES FUND XX

                                  STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)



                                                     Years Ended December 31,
                                                       1997           1996
Revenues:
  Rental income                                     $  7,199       $  7,225
  Other income                                           525            400
     Total revenues                                    7,724          7,625

Expenses:
  Interest to promissory note holders                  2,511          2,508
  Operating                                            2,934          3,013
  Depreciation                                         1,609          1,816
  Amortization of sales commissions and
    organizational costs                                 325            325
  General and administrative                             833            917
  Property taxes                                         604            556
     Total expenses                                    8,816          9,135

Net loss                                            $ (1,092)      $ (1,510)

Net loss allocated to general partner (2%)          $    (22)      $    (30)
Net loss allocated to limited partners (98%)          (1,070)        (1,480)
                                                    $ (1,092)      $ (1,510)

Net loss per limited partnership unit               $ (17.31)      $ (23.94)

                  See Accompanying Notes to Financial Statements

                            CENTURY PROPERTIES FUND XX

                    STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                         (in thousands, except unit data)


                                    Limited
                                  Partnership    General    Limited
                                     Units      Partner's  Partners'     Total
Original capital contributions      61,814       $    --    $30,907     $30,907

Partners' deficit at
  December 31, 1995                 61,814       $(1,371)   $(4,128)    $(5,499)

Net loss for the year ended
  December 31, 1996                     --           (30)    (1,480)     (1,510)

Distributions to general partner        --           (26)        --         (26)

Partners' deficit at
  December 31, 1996                 61,814        (1,427)    (5,608)     (7,035)

Net loss for the year ended
  December 31, 1997                     --           (22)    (1,070)     (1,092)

Distributions to general partner        --           (26)        --         (26)

Partners' deficit at
  December 31, 1997                 61,814       $(1,475)   $(6,678)    $(8,153)

                See Accompanying Notes to Financial Statements

                             CENTURY PROPERTIES FUND XX

                              STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,
                                                          1997          1996
Cash flows from operating activities:
  Net loss                                             $(1,092)     $ (1,510)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation                                         1,609         1,816
    Amortization of deferred charges                       507           516
    Deferred interest on non-recourse
      promissory notes                                   1,255         1,256
    Loss on disposal of property                            --            13
    Change in accounts:
      Receivables and deposits                             192          (125)
      Other assets                                        (353)         (183)
      Accounts payable                                     (86)          133
      Tenant security deposits payable                       9           (17)
      Accrued property taxes                              (166)           79
      Other liabilities                                     11          (314)

       Net cash provided by operating activities         1,886         1,664

Cash flows used in investing activities:
  Property improvements and replacements                  (820)         (610)

Cash flows used in financing activities:
   Cash distributions to general partner                   (26)          (26)

Net increase in cash and cash equivalents                1,040         1,028

Cash and cash equivalents at beginning of period         6,274         5,246

Cash and cash equivalents at end of period             $ 7,314      $  6,274

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $ 1,255      $  1,255

                   See Accompanying Notes to Financial Statements


                           CENTURY PROPERTIES FUND XX

                         Notes to Financial Statements

                               December 31, 1997

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in "Note C", the Non-Recourse Promissory Notes (the "Notes"), totaling approximately $48,903,000 in principal and deferred interest, mature on November 30, 1998. The Managing General Partner is currently evaluating the feasibility of selling some of the Partnership's properties in order to pay off the outstanding Notes and/or seeking to either extend the maturity date of the Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1998 obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

The Partnership is a limited partnership organized in 1983 under the laws of the State of California to acquire, manage and ultimately sell income-producing real properties, and invest in, service and ultimately collect or dispose of mortgage loans on income-producing real properties. The Partnership currently owns three office buildings located in North Carolina, Virginia and Kansas, two business parks located in Texas and North Carolina, and two apartment complexes located in Florida and South Carolina. The general partner of the Partnership is Fox Partners III, a California general partnership whose general partners are Fox Capital Management Corporation ("FCMC or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The capital contributions of $30,907,000 ($500 per unit) were made by Individual Investor Unit holders.

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

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's Non-Recourse Promissory Notes is not practicable to estimate.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 39 years for buildings and improvements and five to seven years for furnishings.

Deferred Charges:

Included in other assets are sales commissions, organization expenses and lease commissions. Sales commissions and organization expenses related to the Notes are deferred and amortized by the straight-line method over the life of the Promissory Notes. Leasing commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1997, the cost of deferred charges totaled approximately $7,602,000. At December 31, 1997, accumulated amortization of deferred charges totaled approximately $6,793,000.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases.

The Partnership leases commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other commercial leases, rents are recognized over the terms of the leases as earned.

Advertising Costs:

Advertising costs of approximately $48,000 in 1997 and $43,000 in 1996 were charged to expense as incurred and are included in operating expenses.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE C - NON-RECOURSE PROMISSORY NOTES

The Partnership has Promissory Notes secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. The Promissory Notes are due November 30, 1998. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership properties or Partnership mortgage loans, 98 percent of the resulting cash proceeds are first allocated to the payment of Promissory Notes until such Promissory Notes are repaid. Promissory Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust Indenture. Refer to "Note A" for discussion regarding the Managing General Partner's intentions to meet its obligation when the Promissory Notes mature.


NOTE D - INCOME TAXES

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows (in thousands, except unit data):


                                                   1997             1996

Net loss per financial statements              $  (1,092)       $  (1,510)
Differences resulted from:
 Original issue discount                            (695)            (571)
 Depreciation                                       (543)            (367)
 Capitalized expenses                                 34               23
 Deferred and prepaid rent                            36             (520)
 Other                                               (11)              16

 Federal taxable loss                          $  (2,271)       $  (2,929)

 Federal taxable loss per limited
   partnership unit                            $  (36.00)       $  (46.43)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


 Net liabilities as reported              $ (8,153)
 Differences resulted from:
  Sales commissions                          2,482
  Organization expenses                      2,069
  Original issue discount                      763
  Foreclosures of mortgage loan
     receivable                                238
  Payments credited to rental property         280
  Acquisition costs expensed                   (34)
  Depreciation                              (6,646)
  Provision for impairment of value          6,296
  Capitalized expenses                         979
  Provision for bad debts                       11
  Deferred and prepaid rent                   (484)
  Other                                        134
 Net liabilities - tax basis              $ (2,065)



NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the twelve month periods ended December 31, 1997 and 1996 (in thousands):


                                                           1997        1996
Property management fees (included in operating
  expenses)                                              $  150      $  144
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                 218         223
Partnership management fees (included in general
  and administrative expenses)                               72          72

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1997 or 1996.


NOTE F - SIGNIFICANT TENANT AND MINIMUM FUTURE RENTAL REVENUES

Rental revenue from one tenant at Linpro Park I represented approximately 16 percent and 15 percent of total Partnership rental income in 1997 and 1996, respectively. The tenant's lease is scheduled to expire in December 2002.

Minimum future rental revenues from operating leases having initial or remaining non cancelable lease terms in excess of one year at December 31, 1997, are as follows (in thousands):


                   1998            $   4,222
                   1999                3,528
                   2000                2,923
                   2001                1,996
                   2002                1,669
                Thereafter               233

                                   $  14,571

Amortization of deferred leasing commissions totaled approximately $182,000 and $191,000 for the years ended December 31, 1997, and 1996, respectively.


NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS):



                                                Initial Cost
                                               To Partnership
                                                                             Net Costs
                                                               Buildings    Capitalized
                                                              and Related  (Written Down)
                                   Encrum-                     Personal    Subsequent to
Description                       brances(1)       Land          Property   Acquisition

Crabtree Office Center          $       --      $   966      $   6,409       $   1,338
Linpro Park I                           --        1,089          7,882          (1,033)
Metcalf 103 Office Park                 --          810          1,565             778
Commonwealth Center                     --        1,929          6,300          (1,830)
Highland Park                           --        1,256          7,884           1,392
Harbor Club Downs                       --         1,416         6,864             701
The Corners Apartments                  --          419          3,102             386

      Totals                    $       --     $   7,885     $  40,006       $   1,732


(1) The Non-Recourse Promissory Notes are secured by a deed of trust on all Properties owned by the Partnership. See "Note C" for a further Discussion.




                          Gross Amount At Which Carried
                                December 31, 1997
                                  Buildings and              Accum-              Year             Date            Deprec-
                                     Related                 ulated               Of               Of              iable
                                    Personal                 Depre-             Constru-          Acqui-            Life-
Description               Land      Property       Total     ciation             ction           sition            Years
Crabtree Office Center   $  962   $ 7,751        $ 8,713    $ 3,353               1983             12/84            5-39
Linpro Park I               693     7,245          7,938      4,409               1982             03/85            5-39
Metcalf 103 Office Park     810     2,343          3,153        611               1973             04/91            5-39
Commonwealth Center         964     5,435          6,399      3,715               1980             10/84            5-39
Highland Park             1,231     9,301         10,532      3,608               1986          11/85-02/86         5-39
Harbor Club Downs         1,416     7,565          8,981      1,600               1986             05/92            5-30
The Corners Apartments      419     3,488          3,907        716               1974             11/92            5-30
Totals                   $6,495   $43,128        $49,623    $18,012


Reconciliation of Investment Properties and Accumulated Depreciation:


                                              Years Ended December 31,
                                                1997            1996
Investment Properties
Balance at beginning of year                $  48,803       $  48,242
  Property improvements                           820             610
  Disposals of property                            --             (49)
Balance at end of year                      $  49,623       $  48,803

Accumulated Depreciation
Balance at beginning of year                $  16,403       $  14,623
  Additions charged to expense                  1,609           1,816
  Disposals of property                            --             (36)
Balance at end of year                      $  18,012       $  16,403

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, respectively, is approximately $57,227,000 and $56,373,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, respectively, is approximately $24,696,000 and $22,543,000.

NOTE H - CONTINGENCY

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan. Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The Managing General Partner is currently in negotiations with the trustee to either collect on the certificate or extend the maturity date. The amount the Partnership will ultimately receive under the certificate, which is subject to contingencies, is uncertain. Accordingly, the certificate will be recorded in the financial statements if and when payment is received.

NOTE I - LEGAL PROCEEDINGS

Adrian Charles Pastori, on his own behalf and for all others similarly situated vs. Century Properties Fund XX et al., California Superior Court for County of San Francisco, Case No. 960684.

In January 1994, an investor in the Partnership filed a putative class action lawsuit for monetary damages in Superior Court of the County of San Diego, California, against the Partnership, its general partner, Fox Partners III, the general partners of Fox Partners III, and others. The lawsuit alleges that the prospectus for the Partnership contained material misrepresentations and omissions. In April 1994, the Court granted defendants' motion to have the venue of the case transferred from San Diego County to San Francisco County. Plaintiff's amended complaint alleges causes of action premised on negligence, fraud, and breach of fiduciary duty. The Partnership filed its answer in the case. In August 1996, the court denied plaintiff's motion to have a class of all unit holders certified. In August 1997, the California Court of Appeals affirmed the trial court's denial of class certification. The Plaintiff appealed this ruling. In October 1997, the California Supreme Court denied review of the determination of the Court of Appeals. The Partnership intends to vigorously defend this action. The ultimate outcome of the litigation cannot presently be determined, however, the Managing General Partner does not believe that the litigation will have a material adverse effect on the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



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

The names of the directors and executive officers of the Managing General Partner as of January 29, 1998, their ages and nature of all positions with FCMC presently held by them are as follows:

      Name                           Age              Position

William H. Jarrard, Jr.               51        President and Director

Ronald Uretta                         41        Vice President and Treasurer

Martha L. Long                        38        Controller

Robert D. Long, Jr.                   30        Vice President

Daniel M. LeBey                       32        Vice President and Secretary

Kelley M. Buechler                    40        Assistant Secretary

William H. Jarrard, Jr. has been President and a Director of the Managing General Partner since June 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996, and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996, and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

No family relationships exist among any of the officers or directors of the Managing General Partner.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationship and Related Transactions".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1998.

      Name and address of     Amount and nature of
      Beneficial Owner        Beneficial Owner         % of Class

      Independent Life &           3,180.0                5.14%
       Accident
      P.O. Box 3247
      Houston, TX 77253 (1)

      All directors and
      executive officers as
      a group (six persons)            --                   --

(1) Based solely on information set forth in the Schedule 13D filed by Independent Life & Accident with the Securities and Exchange Commission.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the twelve month periods ended December 31, 1997 and 1996 (in thousands):


                                                  1997           1996

Property management fees                       $  150          $  144
Reimbursement for services of affiliates          218             223
Partnership management fees                        72              72

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1997 or 1996.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits: See Exhibit Index contained herein.

(b)       Reports on Form 8-K filed during the fourth quarter of 1997: None.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          CENTURY PROPERTIES FUND XX

                          By:    Fox Partners III
                                 Its General Partner

                          By:    Fox Capital Management Corporation
                                 Its Managing General Partner

                          By:    /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                          Date:  March 30, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William H. Jarrard, Jr.            President          March 30, 1998
William H. Jarrard, Jr.                and Director


/s/ Ronald Uretta                      Vice President     March 30, 1998
Ronald Uretta                          and Treasurer



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