Form 10QSB
period 1998-03-31
CENTURY PROPERTIES FUND XX
filed 1998-05-15
CIK 736909

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


                 For the quarterly period ended March 31, 1998


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



   a)
                           CENTURY PROPERTIES FUND XX

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
 Cash and cash equivalents                                        $  8,191
 Receivables and deposits                                              646
 Other assets                                                        1,022
 Investment properties:
    Land                                             $  6,495
    Buildings and related personal property            43,171
                                                       49,666
    Less accumulated depreciation                     (18,421)      31,245
                                                                  $ 41,104
Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                 $     19
 Tenant security deposit liabilities                                   194
 Accrued property taxes                                                137
 Accrued interest-promissory notes                                     628
 Other liabilities                                                      74
 Non-recourse promissory notes:
     Principal                                                      31,386
     Deferred interest payable                                      16,681

Partners' Deficit
 General partner's                                   $ (1,472)
 Limited partners' (61,814 units issued and
      outstanding)                                     (6,543)      (8,015)

                                                                  $ 41,104

                 See Accompanying Notes to Financial Statements


b)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                           1998        1997
Revenues:
 Rental income                                           $ 1,895      $ 1,676
 Other income                                                135          120
 Income from deficiency certificate settlement               256           --
   Total revenues                                          2,286        1,796

Expenses:
 Operating                                                   694          657
 General and administrative                                  188          170
 Depreciation                                                409          379
 Amortization of sales commissions and
   organizational costs                                       81           81
 Interest to promissory note holders                         628          628
 Property taxes                                              148          150
   Total expenses                                          2,148        2,065

Net income (loss)                                        $   138      $  (269)

Net income (loss) allocated to general partner (2%)      $     3      $    (5)
Net income (loss) allocated to limited partners (98%)        135         (264)
                                                         $   138      $  (269)

Net income (loss) per limited partnership unit           $  2.18      $ (4.26)


                 See Accompanying Notes to Financial Statements


c)
                           CENTURY PROPERTIES FUND XX

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General    Limited
                                    Units      Partner   Partners     Total

Original capital contributions     61,814     $    --     $ 30,907   $ 30,907

Partners' deficit at
 December 31, 1997                 61,814     $(1,475)    $ (6,678)  $ (8,153)

Net income for the three months
 ended March 31, 1998                  --           3          135        138

Partners' deficit at
 March 31, 1998                    61,814     $(1,472)    $ (6,543)  $ (8,015)


                 See Accompanying Notes to Financial Statements


d)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                         1998         1997
Cash flows from operating activities:
  Net income (loss)                                     $   138    $  (269)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                            409        379
    Amortization of deferred charges                        141        117
    Deferred interest on non-recourse promissory
      notes                                                 314        314
    Change in accounts:
      Receivables and deposits                             (386)       126
      Other assets                                         (127)       (54)
      Accounts payable                                      (29)      (113)
      Tenant security deposit liabilities                    12         (1)
      Accrued property taxes                                124        (10)
      Accrued interest-promissory notes                     314        314
      Other liabilities                                      10         (6)

        Net cash provided by operating activities           920        797

Cash flows used in investing activities:
  Property improvements and replacements                    (43)       (65)

Cash flows from financing activities                         --         --

Net increase in cash and cash equivalents                   877        732

Cash and cash equivalents at beginning of period          7,314      6,274

Cash and cash equivalents at end of period              $ 8,191    $ 7,006


                 See Accompanying Notes to Financial Statements

e)
                           CENTURY PROPERTIES FUND XX

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Century Properties Fund XX (the "Partnership") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Non-Recourse Promissory Notes (the "Notes"), totaling approximately $48,903,000 in principal and deferred interest, mature on November 30, 1998. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") is currently evaluating the feasibility of selling some of the Partnership's properties in order to pay off the outstanding Notes and/or seeking to either extend the maturity date of the Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1998 obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The general partner of the Partnership is Fox Partners III, a California general partnership, whose general partners are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner and NPI Equity are wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred during the three months ended March 31, 1998 and 1997 (in thousands):


                                                           1998        1997
Property management fees (included in operating
  expenses)                                                $ 38       $  36
Reimbursement for services of affiliates (included
  in general and administrative and operating
   expenses)                                                54           32


For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE D - CONTINGENCY

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan.
Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The senior obligators have accepted an offer to settle the outstanding amounts due from Lincoln at a discounted rate. The Managing General Partner is obligated to accept the settlement which equates to approximately $256,000. Prior to this settlement, the Partnership had not recorded the certificate in the financial statements due to the uncertainty of receiving any funds. With acceptance of this settlement, the Partnership has recorded a receivable as of March 31, 1998, as well as income from the settlement in the financial statements. The Partnership received the funds subsequent to March 31, 1998. The current settlement relates to the cash available to distribute in the collateral pool. If any assets are sold from this collateral pool, there is a possibility that the Partnership could receive further funds; however, there is no guarantee that this will occur.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:



                                                   Average
                                                  Occupancy
Property                                     1998           1997

Commonwealth Centre (1)                      97%             78%
  Dallas, TX

Crabtree Office Center                       99%             96%
  Raleigh, North Carolina

Linpro Park I (2)                            89%             98%
  Reston, Virginia

Metcalf 103 Office Park                      97%             97%
  Overland Park, Kansas

Highland Park Commerce Center                99%             96%
  Charlotte, North Carolina

Harbor Club Downs                            96%             95%
  Palm Harbor, Florida

The Corners Apartments (3)                   86%             90%
  Spartanburg, South Carolina

(1)The increase in occupancy at Commonwealth Center is due to four new tenants occupying a total of 23,019 square feet, which represents approximately 21% of the total space.
(2)The decrease in occupancy is due to a decrease in demand for Class A space in the Reston Virginia market.
(3)The decrease in occupancy at The Corners Apartments is primarily due to the increased competition from the addition of new complexes in the Spartanburg, South Carolina market.

The Partnership's net income for the three months ended March 31, 1998, was approximately $138,000, versus a net loss of approximately $269,000 for the corresponding period in 1997. The increase in net income of approximately $407,000 is primarily due to an increase in total revenues partially offset by a smaller increase in total expenses.

Rental revenue increased for the three month period ended March 31, 1998, as compared to the same period in 1997 due to increases in occupancy at most of the Partnership's investment properties. The office buildings and business parks had increases in market rent and expense recovery revenue. The increase in rental revenue at Harbor Club Downs was due to an increase in average rental rates along with a decrease in rental concessions. Contributing to the increase in net income for the period ended March 31, 1998, was an increase in other income which resulted primarily from an increase in interest income at the Partnership due to larger cash balances held in interest bearing accounts. Increases in lease cancellation and late fees at Harbor Club Downs Apartments contributed to the increase in other income. The Partnership recognized approximately $256,000 from the settlement on the deficiency certificate due from Lincoln Property Company. The settlement relates to legal proceedings at Commonwealth Centre (see "Item 1. Financial Statements, Note D" for further discussion). Partially offsetting the increase in net income were increases in operating expenses. Operating expenses increased primarily as a result of increases in maintenance expenses and lease commission amortization.
Maintenance expenses increased primarily as a result of an increase in landscaping and contract yard and grounds at Harbor Club Downs Apartments. Lease commission amortization increased due to increases in lease commissions, especially at Linpro Park. General and administrative expenses increased primarily as a result of an increase in reimbursements to the Managing General Partner. Depreciation expenses increased for the period ended March 31, 1998, as compared to the same period in 1997, as a result of additional depreciable assets placed in service at Metcalf 103 Office Park.

Included in operating expenses for the period ended March 31, 1998, is approximately $21,000 of major repairs and maintenance, consisting primarily of landscaping and parking lot repairs. The amount of major repairs and maintenance expense included in operating expenses for the period ended March 31, 1997, is not significant.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $8,191,000, as compared to approximately $7,006,000 at March 31, 1997. Cash and cash equivalents increased approximately $877,000 during the three month period ended March 31, 1998, compared to an increase of approximately $732,000 during the corresponding period in 1997. Net cash provided by operating activities increased primarily as a result of an increase in net income, as discussed above, and an increase in accrued property taxes, due to the change in the timing of payments. These changes were partially offset by an increase in receivables and deposits. This increase is primarily due to an increase in receivables related to the deficiency certificate (noted above) and deposits to tax and insurance escrows. Net cash used in investing activities decreased due to decreased expenditures for property improvements and replacements.

The mortgage indebtedness of the Partnership consists of Non-Recourse Promissory Notes totaling approximately $48,067,000 in principal and deferred interest which matures on November 30, 1998. The Managing General Partner is currently evaluating the feasibility of selling some or all of the Partnership's properties in order to pay off the outstanding Promissory Notes and/or seeking to either extend the maturity date of the Promissory Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1998 obligations. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves. No cash distributions to the limited partners were made in the three month periods ended March 31, 1998 or 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Managing General Partner is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such other matters will be resolved without a material adverse effect upon the Partnership's financial condition, results of operations, or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended March 31, 1998.



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

                           Date: May 14, 1998