Form 10QSB
period 1998-06-30
CENTURY PROPERTIES FUND XX
filed 1998-08-12
CIK 736909

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


                  For the quarterly period ended June 30, 1998


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



   a)
                           CENTURY PROPERTIES FUND XX

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
 Cash and cash equivalents                                        $  8,416
 Receivables and deposits                                              522
 Other assets                                                          954
 Investment properties:
    Land                                             $  6,495
    Buildings and related personal property            43,602
                                                       50,097
    Less accumulated depreciation                     (18,815)      31,282
                                                                  $ 41,174

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                 $     15
 Tenant security deposit liabilities                                   190
 Accrued property taxes                                                274
 Accrued interest-promissory notes                                     314
 Other liabilities                                                      71
 Non-recourse promissory notes:
     Principal                                                      31,386
     Deferred interest payable                                      16,995

Partners' Deficit
 General partner's                                   $ (1,486)
 Limited partners' (61,814 units issued and
      outstanding)                                     (6,585)      (8,071)

                                                                  $ 41,174


                 See Accompanying Notes to Financial Statements

b)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                   1998        1997        1998        1997
Revenues:
 Rental income                   $ 1,998     $ 1,813     $ 3,893     $ 3,489
 Other income                        148         119         283         239
 Income from deficiency
  certificate settlement              --          --         256          --
   Total revenues                  2,146       1,932       4,432       3,728

Expenses:
 Operating                           680         719       1,374       1,376
 General and administrative          236         262         424         432
 Depreciation                        415         413         824         792
 Amortization of sales
  commissions and
  organizational costs                82          82         163         163
 Interest to promissory
  note holders                       627         627       1,255       1,255
 Property taxes                      149         168         297         318
   Total expenses                  2,189       2,271       4,337       4,336

Net (loss) income                $   (43)    $  (339)    $    95     $  (608)

Net (loss) income allocated
 to general partner (2%)         $    (1)    $    (7)    $     2     $   (12)
Net (loss) income allocated
 to limited partners (98%)           (42)       (332)         93        (596)
                                 $   (43)    $  (339)    $    95     $  (608)

Net (loss) income per limited
 partnership unit                $  (.68)    $ (5.37)    $  1.50     $ (9.64)

                 See Accompanying Notes to Financial Statements

c)
                           CENTURY PROPERTIES FUND XX

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General    Limited
                                    Units      Partner    Partners     Total

Original capital contributions    61,814       $    --     $30,907    $30,907

Partners' deficit at
 December 31, 1997                61,814       $(1,475)   $ (6,678)  $ (8,153)

Distribution to general partner       --           (13)         --        (13)

Net income for the six months
 ended June 30, 1998                  --             2          93         95

Partners' deficit at
 June 30, 1998                    61,814       $(1,486)    $(6,585)   $(8,071)

                 See Accompanying Notes to Financial Statements

d)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended
                                                              June 30,
                                                          1998        1997
Cash flows from operating activities:
  Net income (loss)                                      $    95     $  (608)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                             824         792
    Amortization of deferred charges                         270         249
    Deferred interest on non-recourse promissory
      notes                                                  628         628
    Rent abatement                                          (300)         --
    Loss on disposal of property                              26          --
    Change in accounts:
      Receivables and deposits                              (262)          6
      Other assets                                            16          11
      Accounts payable                                       (33)       (101)
      Tenant security deposit liabilities                      8           7
      Accrued property taxes                                 261          95
      Other liabilities                                        7           7

        Net cash provided by operating activities          1,540       1,086

Cash flows from investing activities:
  Property improvements and replacements                    (221)       (494)
  Lease commissions paid                                    (204)       (146)
        Net cash used in investing activities               (425)       (640)

Cash flows used in financing activities:
   Distribution paid to general partner                      (13)        (13)

Net increase in cash and cash equivalents                  1,102         433

Cash and cash equivalents at beginning of period           7,314       6,274

Cash and cash equivalents at end of period               $ 8,416     $ 6,707

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   628     $   628

Supplemental disclosure of non cash investing
   information:
  Tenant improvements funded through rent abatement      $   300     $    --

                 See Accompanying Notes to Financial Statements


e)
                           CENTURY PROPERTIES FUND XX

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Century Properties Fund XX (the "Partnership") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Non-Recourse Promissory Notes (the "Notes"), totaling approximately $48,903,000 in principal and deferred interest at maturity, mature on November 30, 1998. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") is currently evaluating the feasibility of selling some of the Partnership's properties in order to pay off the outstanding Notes and/or seeking to either extend the maturity date of the Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1998 obligations. The possibility exists that the Partnership will lose all the investment properties through foreclosure during the first quarter of 1999. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with affiliates of Insignia were incurred during the six months ended June 30, 1998 and 1997 (in thousands):


                                                          1998         1997
Property management fees (included in operating
  expenses)                                               $ 76        $  73
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  105          103
Partnership management fee (included in general
   and administrative expenses)                             36           36

In addition, approximately $1,000 and $2,000 of construction oversight reimbursements were included in operating expenses for the six month periods ended June 30, 1998 and 1997, respectively.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

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

With receipt of this settlement during the six months ended June 30, 1998, the Partnership has recorded income from the settlement in the financial statements. The current settlement relates to the cash available to distribute in the collateral pool. If any assets are sold from this collateral pool, there is a possibility that the Partnership could receive further funds; however, there is no guarantee that this will occur.

NOTE E - RENT ABATEMENT

On January 1, 1998, a tenant of Linpro Park I entered into a five year lease agreement. The lease provided for a renovation allowance equal to $7.00 per square foot to reimburse the tenant for improvements made to accommodate the tenant. This allowance is for the twelve month period beginning January 1, 1998, and ending December 31, 1998. As of June 30, 1998, $300,000 of improvements have been completed. The allowance is reflected on the financial statements as a rent abatement and is included as rental income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                               Average
                                              Occupancy
Property                                  1998        1997

Commonwealth Centre (1)                    97%         81%
  Dallas, TX

Crabtree Office Center                    100%         98%
  Raleigh, North Carolina

Linpro Park I (2)                          92%         99%
  Reston, Virginia

Metcalf 103 Office Park                    98%         97%
  Overland Park, Kansas

Highland Park Commerce Center (3)          99%         94%
  Charlotte, North Carolina

Harbor Club Downs                          94%         95%
  Palm Harbor, Florida

The Corners Apartments (4)                 88%         93%
  Spartanburg, South Carolina

(1)The increase in occupancy at Commonwealth Center is due to four new tenants occupying a total of 23,019 square feet, and one existing tenant expanding into unoccupied space.
(2)The decrease in occupancy at Linpro Park I is due to a decrease in demand for Class A space in the Reston, Virginia market.
(3)The increase in occupancy at Highland Park results from the addition of two new tenants and the expansion of an existing tenant.
(4)The decrease in occupancy at The Corners is due to recent construction of new apartment complexes resulting in higher vacancy rates.

The Partnership realized a net loss of approximately $43,000 for the three month period and a net income of approximately $95,000 for the six month period ended June 30, 1998, as compared to a net loss of approximately $339,000 and $608,000 for the three and six month periods ended June 30, 1997. The decrease in net loss for the three month period and the increase in net income for the six month period is primarily due to an increase in total revenues for both comparable periods as well as a decrease in total expenses for the comparable three month periods.

Rental income increased for the three and six month periods ended June 30, 1998, as compared to the same periods in 1997, due to increases in occupancy at four of the Partnership's investment properties. The office buildings and business parks also had increases in expense recovery income. In addition, at Linpro Park I, rental income increased as a result of a renovation allowance of approximately $300,000 posted as income during the second quarter of 1998 (see "Item 1. Financial Statements, Note E" for further discussion). This increase was partially offset by a decrease in occupancy at this property.

Contributing to the increase in net income for the six month period ended June 30, 1998, was an increase in other income which resulted primarily from an increase in interest income at the Partnership due to larger cash balances held in interest bearing accounts. Increases in lease cancellation fees at Harbor Club Downs and corporate unit rentals at The Corners also contributed to the increase in other income. The Partnership recognized approximately $256,000 from the settlement on the deficiency certificate due from Lincoln Property Company. The settlement relates to legal proceedings at Commonwealth Centre (see "Item 1. Financial Statements, Note D" for further discussion).

Operating expenses remained relatively stable for the six month period ended June 30, 1998, however property expenses decreased for the three month period primarily due to a decrease in electric utilities at Crabtree Office Center and Linpro Park I. This decrease was partially offset by an increase in lease commission amortization due to an increase in lease commissions, particularly at Linpro Park I. In addition, a loss associated with the roof replacement at Commonwealth Centre helped offset the decrease in operating expenses. For the three month period ended June 30, 1998, the decrease in operating expenses were also due to a decrease in maintenance expenses. This decrease is primarily due to a decrease in exterior building and tennis court repairs at Harbor Club Downs. Depreciation expenses increased for the six month period ended June 30, 1998, as compared to the same period in 1997, as a result of additional depreciable assets placed in service at Metcalf 103 Office Park. Property taxes decreased for the six month period ended June 30, 1998, versus the same period in 1997, due to a one time assessment paid in 1997 at Harbor Club Downs relating to a repaving project.

Included in operating expenses for the period ended June 30, 1998, is approximately $56,000 of major repairs and maintenance, consisting primarily of landscaping versus approximately $52,000 of major repairs and maintenance, consisting primarily of landscaping, tennis court repairs and exterior building improvement for the corresponding period in 1997.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $8,416,000, as compared to approximately $6,707,000 at June 30, 1997. Cash and cash equivalents increased approximately $1,102,000 during the six months ended June 30, 1998, compared to an increase of approximately $433,000 during the corresponding period in 1997. Net cash provided by operating activities increased primarily as a result of an increase in net income, as discussed above, and an increase in accrued property taxes due to a change in the timing of payments. These changes were partially offset by an increase in receivables and deposits, due primarily to an increase in tax and insurance escrows. Net cash used in investing activities decreased as a result of a decrease in expenditures for property improvements and replacements.

The mortgage indebtedness of the Partnership consists of Notes totaling approximately $48,381,000 in principal and deferred interest which matures on November 30, 1998. The Managing General Partner is currently evaluating the feasibility of selling some or all of the Partnership's properties in order to pay off the outstanding Notes and/or seeking to either extend the maturity date of the Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1998 obligations. The possibility exists that the Partnership will lose all the investment properties through foreclosure during the first quarter of 1999. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves. No cash distributions to the limited partners were made in the six month periods ended June 30, 1998 or 1997.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

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

b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1998.



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

                           Date: August 12, 1998