Form 10QSB
period 1998-09-30
CENTURY PROPERTIES FUND XX
filed 1998-11-16
CIK 736909

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


               For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


   a)
                           CENTURY PROPERTIES FUND XX

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998


Assets
 Cash and cash equivalents                               $  9,081
 Receivables and deposits                                     663
 Other assets                                                 886
 Investment properties:
    Land                                      $  6,495
    Buildings and related personal property     43,772
                                                50,267
    Less accumulated depreciation              (19,234)    31,033
                                                         $ 41,663

Liabilities and Partners' Deficit

Liabilities:
 Accounts payable                                        $     52
 Tenant security deposit liabilities                          192
 Accrued property taxes                                       382
 Accrued interest-promissory notes                            628
 Other liabilities                                             64
 Non-recourse promissory notes:
     Principal                                             31,386
     Deferred interest payable                             17,309

Partners' Deficit:
 General partner's                            $ (1,492)
 Limited partners' (61,814 units issued and
      outstanding)                              (6,858)    (8,350)

                                                         $ 41,663


                 See Accompanying Notes to Financial Statements


b)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    1998        1997        1998        1997
Revenues:
 Rental income                     $ 1,751     $ 1,830     $ 5,644     $ 5,319
 Other income                          149         142         432         381
 Income from deficiency
  certificate settlement                --          --         256          --
   Total revenues                    1,900       1,972       6,332       5,700

Expenses:
 Operating                             717         720       2,091       2,096
 General and administrative            186         182         610         614
 Depreciation                          419         406       1,243       1,198
 Amortization of sales
  commissions and
  organizational costs                  81          81         244         244
 Interest to promissory
  note holders                         628         628       1,883       1,883
 Property taxes                        148         148         445         466
   Total expenses                    2,179       2,165       6,516       6,501

Net loss                           $  (279)    $  (193)    $  (184)    $  (801)

Net loss allocated
 to general partner (2%)           $    (6)    $    (4)    $    (4)    $   (16)
Net loss allocated
 to limited partners (98%)            (273)       (189)       (180)       (785)
                                   $  (279)    $  (193)    $  (184)    $  (801)

Net loss per limited
 partnership unit                  $ (4.42)    $ (3.06)    $ (2.91)    $(12.70)

                 See Accompanying Notes to Financial Statements


c)
                           CENTURY PROPERTIES FUND XX

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership    General     Limited
                                   Units       Partner    Partners     Total

Original capital contributions    61,814      $    --       $30,907    $30,907

Partners' deficit at
 December 31, 1997                61,814      $(1,475)     $ (6,678)  $ (8,153)

Distribution to general partner       --          (13)           --        (13)

Net loss for the nine months
 ended September 30, 1998             --           (4)         (180)      (184)

Partners' deficit at
 September 30, 1998               61,814      $(1,492)      $(6,858)   $(8,350)

                 See Accompanying Notes to Financial Statements


d)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Nine Months Ended
                                                           September 30,
                                                        1998        1997
Cash flows from operating activities:
  Net loss                                             $  (184)    $  (801)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                         1,243       1,198
    Amortization of deferred charges                       402         378
    Deferred interest on non-recourse promissory
      notes                                                942         941
    Rent abatement                                        (300)         --
    Loss on disposal of property                            26          --
    Changes in accounts:
      Receivables and deposits                            (403)       (132)
      Other assets                                          (9)          7
      Accounts payable                                       4        (124)
      Tenant security deposit liabilities                   10           5
      Accrued property taxes                               369         203
      Accrued interest-promissory notes                    314         314
      Other liabilities                                     --          13

        Net cash provided by operating activities        2,414       2,002

Cash flows from investing activities:
  Property improvements and replacements                  (391)       (585)
  Lease commissions paid                                  (243)       (195)
        Net cash used in investing activities             (634)       (780)

Cash flows used in financing activities:
   Distribution paid to general partner                    (13)        (13)

Net increase in cash and cash equivalents                1,767       1,209

Cash and cash equivalents at beginning of period         7,314       6,274

Cash and cash equivalents at end of period             $ 9,081     $ 7,483

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   628     $   628

Supplemental disclosure of non cash investing
   information:
  Tenant improvements funded through rent abatement    $   300     $    --

                 See Accompanying Notes to Financial Statements


e)
                           CENTURY PROPERTIES FUND XX

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Century Properties Fund XX (the "Partnership") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Non-Recourse Promissory Notes (the "Notes") will total approximately $48,903,000 in principal and deferred interest at the maturity date of November 30, 1998. Fox Capital Management Corporation ("FCMC or the "Managing General Partner") believes that the aggregate value of the Partnership's real properties may not be sufficient to enable the Partnership to refinance the maturing debt or sell the properties for an amount equal to or in excess of the maturing Notes. The Managing General Partner has met with the indenture trustee with respect to the pending maturity. Any modification to the existing loan would require the consent of the holders of the Notes. If the Partnership is unable to refinance the existing indebtedness, obtain a loan extension, modify the Notes, or a standstill agreement cannot be negotiated to enable the Partnership time to liquidate its properties, it is likely that the
Partnership's properties will be lost through foreclosure.   However, there can
be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1998 obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The general partner of the Partnership is Fox Partners III, a California general partnership, whose general partners are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. NPI Equity Investments II, Inc. ("NPI Equity"), a Florida corporation, is the managing general partner of FRI. Insignia Properties Trust ("IPT") is the sole shareholder of both FCMC and NPI Equity (see "Note E").

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the nine months ended September 30, 1998 and 1997:


                                                         1998       1997
                                                          (in thousands)
Property management fees (included in operating
  expenses)                                               $114     $ 111
Reimbursement for services of affiliates, including
  approximately $1,000 and $4,000 in construction
  oversight reimbursements in 1998 and 1997,
  respectively, (included in investment properties
  and operating and general and administrative
  expenses)                                                160       158
Partnership management fee (included in general
   and administrative expenses)                             36        36

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

NOTE C - CONTINGENCY

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan.
Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The senior obligators have accepted an offer to settle the outstanding amounts due from Lincoln at a discounted rate. The Managing General Partner was obligated to accept the settlement which equated to approximately $256,000. Prior to this settlement, the Partnership had not recorded the certificate in the financial statements due to the uncertainty of receiving any funds.

With receipt of this settlement during the nine months ended September 30, 1998, the Partnership has recorded income from the settlement in the financial statements. The current settlement relates to the cash available to distribute in the collateral pool. If any assets are sold from this collateral pool, there is a possibility that the Partnership could receive further funds; however, there is no guarantee that this will occur.

NOTE D - RENT ABATEMENT

On January 1, 1998, a tenant of Linpro Park I entered into a five year lease agreement. The lease provided for a renovation allowance equal to $7.00 per square foot to reimburse the tenant for improvements made to accommodate the tenant. This allowance is for the twelve month period beginning January 1, 1998, and ending December 31, 1998. As of September 30, 1998, $300,000 of improvements have been completed. The allowance is reflected on the financial statements as a rent abatement and is included as rental income.

NOTE E - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. ("Insignia") completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the sole shareholder of the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:

                                         Average
                                        Occupancy
Property                             1998       1997

Commonwealth Centre (1)               96%        84%
  Dallas, Texas

Crabtree Office Center                97%        99%
  Raleigh, North Carolina

Linpro Park I (2)                     94%        99%
  Reston, Virginia

Metcalf 103 Office Park               97%        97%
  Overland Park, Kansas

Highland Park Commerce Center (3)     98%        94%
  Charlotte, North Carolina

Harbor Club Downs                     94%        96%
  Palm Harbor, Florida

The Corners Apartments                91%        93%
  Spartanburg, South Carolina

(1) The increase in occupancy at Commonwealth Center is due to four new tenants occupying a total of 23,019 square feet and one existing tenant expanding into unoccupied space.
(2) The decrease in occupancy at Linpro Park I is due to a decrease in demand for Class A space in the Reston, Virginia market.
(3) The increase in occupancy at Highland Park results from the addition of two new tenants and the expansion of an existing tenant.

The Partnership realized a net loss of approximately $279,000 and $184,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to a net loss of approximately $193,000 and $801,000 for the three and nine month periods ended September 30, 1997. The increase in net loss for the three month period ended September 30, 1998, versus the same period in 1997, is primarily attributable to a decrease in rental income. Rental income decreased due to decreases in occupancy at four of the Partnership's investment properties.

The decrease in net loss for the nine month period ended September 30, 1998, versus the same period in 1997, is primarily attributed to an increase in revenues primarily as a result of a renovation allowance at Linpro Park 1 of approximately $300,000 in 1998 (see "Item 1. Financial Statements, Note D" for further discussion) and the recognition of approximately $256,000 from the settlement on the deficiency certificate due from Lincoln Property Company. The settlement relates to legal proceedings at Commonwealth Center (see "Item 1. Financial Statements, Note C" for further discussion). Also contributing to the decrease in net loss is an increase in other income due to an increase in interest income resulting from larger cash balances held in interest bearing accounts. Property taxes decreased for the nine month period ended September 30, 1998, versus the same period in 1997, due to a one time assessment paid in 1997 at Harbor Club Downs relating to a repaving project. Depreciation expense increased for the three and nine month periods primarily due to an increase in depreciable assets placed in service at Metcalf 103 Office Park.

Included in operating expenses for the nine month period ended September 30, 1998, is approximately $67,000 of major repairs and maintenance, consisting primarily of landscaping. Included in operating expenses for the nine month period ended September 30, 1997, was approximately $86,000 of major repairs and maintenance consisting primarily of landscaping and exterior building, parking lot and tennis court repairs.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $9,081,000, as compared to approximately $7,483,000 at September 30, 1997. Cash and cash equivalents increased approximately $1,767,000 during the nine month period ended September 30, 1998, compared to an increase of approximately $1,209,000 during the corresponding period in 1997. Net cash provided by operating activities increased primarily as a result of a decrease in net loss, as discussed above, and an increase in accrued property taxes and accounts payable due to the timing of payments. Partially offsetting the increase in cash provided by operating activities was an increase in receivables and deposits, due primarily to an increase in tax and insurance escrows. Net cash used in investing activities decreased as a result of a decrease in expenditures for property improvements and replacements.

In order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $49,348,500 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which have a balance of principal and accrued interest of approximately $48,695,000, mature on November 30, 1998. The Managing General Partner believes that the aggregate value of the Partnership's real properties may not be sufficient to enable the Partnership to refinance the maturing debt or sell the properties for an amount equal to or in excess of the maturing Notes. The Managing General Partner has met with the indenture trustee with respect to the pending maturity. Any modification to the existing loan would require the consent of the holders of the Notes. If the Partnership is unable to refinance the existing indebtedness, obtain a loan extension, modify the Notes or a standstill agreement cannot be negotiated to enable the Partnership time to liquidate its properties, it is likely that the Partnership's properties will be lost through foreclosure. If the properties are foreclosed upon, the Partnership would be dissolved, any available cash would be distributed and limited partners would lose their investment in the Partnership. It is expected that the Partnership would recognize a gain for tax purposes if the properties were foreclosed upon. In light of the pending maturity of the Notes, no distributions were made to the limited partners for the nine months ended September 30, 1998 or 1997.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia completed its merger with and into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the sole shareholder of the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None filed during the quarter ended September 30, 1998.


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


                           CENTURY PROPERTIES FUND XX


                           By:     Fox Partners III,
                                   Its General Partner

                           By:     Fox Capital Management Corporation
                                   Its Managing General Partner

                           By:     /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President

                           By:     /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)

                           Date:   November 16, 1998