Form 10KSB
period 1998-12-31
CENTURY PROPERTIES FUND XX
filed 1999-03-31
CIK 736909

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [No Fee Required]


                   For the transition period from          to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $8,482,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Century Properties Fund XX (the "Partnership" or "Registrant") was organized as a limited partnership under the Uniform Limited Partnership laws of California as of December, 1983. The Partnership's general partner is Fox Partners III, a California general partnership. The general partners of Fox Partners III are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox 84, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008 unless terminated prior to such date.

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

Beginning in February 1984 through April 1985, the Partnership offered $35,000,000 in Individual Investor Units and $65,000,000 in Pension Investors Notes ("Non-Recourse Promissory Notes" or "Promissory Notes"), and sold $30,907,000 and $49,348,500, respectively. Since its initial offering, the Partnership has not received nor are the limited partners required to make additional capital contributions. The net proceeds of this offering were used to purchase four income-producing real properties including one property which was acquired in two phases, and to fund seven mortgage loans totaling $31,568,000. The Partnership's original property portfolio was geographically diversified with properties acquired and properties on which mortgage loans were funded in seven states. The Partnership's acquisition and mortgage loan funding activities were completed in February 1986 and since then the principal activity of the Partnership has been managing its portfolio. Two mortgage loans were prepaid in 1989, one was prepaid in 1991, and another was satisfied in 1994. In April 1991, the Partnership finalized foreclosure proceedings on Metcalf 103 Office Park which secured a mortgage loan and during 1992 finalized foreclosure proceedings against the borrowers on two additional mortgage loans (Harbor Club Downs and The Corners Apartments). The remaining mortgage loan was prepaid in 1992. See "Item 2. Description of Properties" below for a description of the Partnership's properties.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. With respect to the Partnership's commercial properties, management is performed by an unaffiliated third party management company.

The real estate business in which the Partnership is engaged is highly competitive. There are other properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Partnership's properties and the rents that may be charged for such apartments and space. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership. The Managing General Partner is not a significant factor in commercial real estate in the United States.

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

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.
ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                             Date of
Property                    Purchase   Type of Ownership (2)         Use

Crabtree Office Center        12/84        Fee Ownership      Office Building-
  Raleigh, North Carolina                                      59,000 sq. ft.

Linpro Park I                 03/85        Fee Ownership      Office Building-
  Reston, Virginia                                             75,000 sq. ft.

Metcalf 103 Office Park       04/91        Fee Ownership      Office Building-
  Overland Park, Kansas                                        62,000 sq. ft.

Commonwealth Centre           10/84        Fee Ownership       Business Park-
  Dallas, Texas                                                109,000 sq. ft.

Highland Park Commerce         (1)         Fee Ownership       Business Park-
Center
  Charlotte, North Carolina                                    106,000 sq. ft.

Harbor Club Downs             05/92        Fee Ownership         Apartment-
  Palm Harbor, Florida                                            272 units

The Corners Apartments        11/92        Fee Ownership         Apartment-
  Spartanburg, South                                              176 units
Carolina

(1) Highland Park Commerce Center was acquired in separate transactions on November 5, 1985 and February 12, 1986, respectively.

(2) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned by the Partnership.
SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                     Gross

                   Carrying    Accumulated                           Federal

    Property         Value     Depreciation     Rate     Method     Tax Basis

                        (in thousands)                           (in thousands)


Crabtree           $ 8,723     $ 3,674       5-39 yrs     S/L      $ 3,513


Linpro               8,459       4,598       5-39 yrs     S/L        4,446


Metcalf              3,204         756       5-39 yrs     S/L        2,795


Commonwealth         6,456       3,896       5-39 yrs     S/L        5,139


Highland Park       10,545       3,941       5-39 yrs     S/L        5,046


Harbor Club          9,067       1,911       5-30 yrs     S/L        7,156

The Corners          3,954         876       5-30 yrs     S/L        3,027


Total              $50,408     $19,652                             $31,122


See "Note B" to the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

The Partnership has Non-Recourse Promissory Notes secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. The Promissory Notes were due November 30, 1998. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership properties or Partnership mortgage loans, 98 percent of the resulting cash proceeds are first allocated to the payment of Promissory Notes until such Promissory Notes are repaid. Promissory Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust Indenture. The Promissory Notes are currently in default. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further information.
RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:

                       Average Annual Rental Rates        Average Occupancy
Property                  1998             1997          1998        1997

Crabtree            $17.25/sq. ft.   $16.44/sq. ft.       96%         99%
Linpro               14.29/sq. ft.    17.06/sq. ft.       96%        100%
Metcalf              11.61/sq. ft.    11.25/sq. ft.       97%         97%
Commonwealth          5.09/sq. ft.     4.90/sq. ft.       96%         87%
Highland Park         9.53/sq. ft.     9.44/sq. ft.       97%         94%
Harbor Club          7,900/unit       7,546/unit          94%         95%
The Corners          5,714/unit       5,680/unit          91%         93%

The decrease in occupancy at Crabtree is due to the loss of two tenants which occupied approximately 6,000 square feet during 1998. The decrease in occupancy at Linpro is due to a decrease in demand for Class B space in the Reston, Virginia market. The increase in occupancy at Commonwealth is due to four new tenants occupying a total of 23,019 square feet and one existing tenant expanding into unoccupied space. The increase in occupancy at Highland Park is due to the addition of two new tenants and the expansion of an existing tenant.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other similar properties in the area. The Managing General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less. The commercial lease terms vary as set forth below. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.
The following is a schedule of the lease expirations for the years 1999-2008:

                  Number of     Square       Annual       % Of Gross
                 Expirations     Feet         Rent        Annual Rent
                                         (in thousands)

Crabtree
1999                  4       10,819     $  172            19.56%
2000                  5       25,015        426            48.45%
2001                  1        5,298         92            10.45%
2002                  4        9,588        166            18.88%
2003                  1        1,238         23             2.67%
2004-2008             0           --         --               --

Linpro
1999-2001             0           --     $   --               --
2002                  2       65,879      1,385            87.89%
2003                  1        3,402         79             5.04%
2004                  -           --         --               --
2005                  1        4,523        111             7.07%
2006-2008             -           --         --               --

Metcalf
1999                  3        8,468     $   92            12.75%
2000                  4       18,381        189            26.08%
2001                  7       13,100        143            19.77%
2002                  2        8,124        108            14.92%
2003                  3        9,198        130            17.99%
2004                  1        1,265         25             3.41%
2005-2008             -           --         --               --
Commonwealth
1999                  4       30,535     $  136            26.06%
2000                  4       20,109         96            18.47%
2001                  4        8,830         48             9.26%
2002                  3       15,567         90            17.18%
2003-2008             0           --         --               --

Highland Park
1999                  5       25,377     $  253            25.89%
2000                  12      51,998        502            51.41%
2001                  2        6,626         58             5.96%
2002                  2        9,396         86             8.81%
2003-2006             0           --         --               --
2007                  1        4,212         59             6.04%
2008                  -           --         --               --
The following schedule reflects information on tenants occupying 10% or more of leasable square footage at December 31, 1998:

      Nature of         Square Footage   Annual Rent Per       Lease
       Business             Leased         Square Foot      Expiration

CRABTREE
 Investment Company     7,770           $17.77              10/31/2000
 Medical Services       9,981            17.39              04/30/2000

LINPRO
 Government Agency     57,122            21.50              12/31/2002
 Real Estate            8,757            17.94              12/15/2002

METCALF
 Business Offices      14,426            10.09              10/31/2000

COMMONWEALTH
 Florist               14,580             3.98              04/15/1999
 Wine Shop             14,873             4.50              05/31/2000

HIGHLAND PARK
 Software Designer     20,426             9.19              10/31/2000
 Bank                  15,010             8.72              03/31/1999

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property:

                         1998          1998
                        Billing        Rate
                    (in thousands)

Crabtree            $ 45               1.15%
Linpro                82               1.29%
Metcalf               51               2.19%
Commonwealth          75               2.54%
Highland Park         78               1.16%
Harbor Club          173               2.09%
The Corners           96               2.54%

CAPITAL IMPROVEMENTS:

Commonwealth Center

During the year ended December 31, 1998 the Partnership completed approximately $104,000 of capital improvement projects at Commonwealth Center, consisting primarily of building improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $168,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $38,000.
Crabtree

During the year ended December 31, 1998, the partnership completed approximately $10,000 of capital improvement projects at Crabtree Office Center, consisting primarily of tenant improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $112,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $95,000.

Highland Park

During the year ended December 31, 1998, the partnership completed approximately $13,000 of capital improvement projects at Highland Park, consisting primarily of tenant improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $141,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $100,000.

Linpro

During the year ended December 31, 1998, the Partnership completed approximately $521,000 of capital improvement projects at Linpro Office building, consisting primarily of tenant improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $439,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, parking lot repairs. These improvements are expected to cost approximately $33,000.

Metcalf

During the year ended December 31, 1998, the Partnership completed approximately $50,000 of capital improvement projects at Metcalf 103 Office Park, consisting primarily of tenant improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $79,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $21,000.

Harbor Club

During the year ended December 31, 1998, the Partnership completed approximately $86,000 of capital improvement projects at Harbor Club Downs, consisting primarily of floor covering replacements and HVAC upgrades. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $503,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, floor covering replacements, roof repairs, parking lot repairs and landscaping. These improvements are expected to cost approximately $439,000.
The Corners

During the year ended December 31, 1998, the Partnership completed approximately $47,000 of capital improvement projects at The Corners consisting primarily of floor covering replacements and upgrades to the appliances. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $388,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, floor covering replacements and landscaping. These improvements are expected to cost approximately $73,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998 no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 61,814 Individual Investor Units during its offering period through April 1985. The Partnership currently has 1,918 holders of record owning an aggregate of 61,814 Units. An affiliate of the Managing General Partner owns 10 Units, or 0.0161. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In accordance with the Partnership Agreement, distributions are to be made to the general partner in an amount equal to 2% of cash payments to holders of the Promissory Notes. As such, cash distributions of approximately $26,000 were paid to the General Partner during each of the years ended December 31, 1998 and 1997. No other distributions were made during the years ended December 31, 1998 or 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF ORGANIZATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1998 was approximately $184,000 as compared to a net loss of approximately $1,092,000 for the year ended December 31, 1997. (See "Note E" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income
(loss)). The decrease in net loss is primarily attributable to an increase in total revenues and a decrease in total expenses. The increase in the Partnership's revenues as a result of a renovation allowance at Linpro Park 1 of approximately $392,000 in 1998 (see "Item 7. Financial Statements - Note J" for further discussion). In addition, the Partnership recognized approximately $301,000 from the settlement on the deficiency certificate due from Lincoln Property Company. The settlement relates to legal proceedings at Commonwealth center. (See "Item 7. Financial Statements - Note I" for further discussion).

Operating expenses decreased for the year ended December 31, 1998 as compared to the corresponding period in 1997 as a result of fewer repairs in 1998 compared to 1997 at Commonwealth Center, Crabtree Office Center and Harbor Club Downs. General and administrative expenses decreased for the year ended December 31, 1998, as compared to 1997 resulting from deferred expenses becoming fully amortized during 1998. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the general partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $9,197,000, as compared to approximately $7,314,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $2,604,000 of cash provided by operating activities partially offset by approximately $695,000 of cash used in investing activities and approximately $26,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements and payment of lease commissions. Cash used in financing activities consisted of distributions paid to the General Partner. The Partnership invests its working capital reserves in money market accounts.

In order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $49,348,500 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and current and deferred interest of approximately $49,323,000 at December 31, 1998, matured on November 30, 1998. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. The Managing General Partner has contacted the indenture trustee for the Notes and certain holders of Notes regarding this default. In an effort to cure this default, the Partnership is currently seeking to satisfy the Notes by purchasing the Notes pursuant to a tender offer which commenced on March 9, 1999 at $1,423.34 per $1,000 principal amount (the "Purchase Price"), net to the seller in cash. The Purchase Price represents 90% of the principal, current accrued interest and deferred interest at February 15, 1999, which equates to a total Purchase Price of approximately $44,672,000. In order to fund the tender offer, the Partnership will use its cash reserves and is seeking financing of at least $39,000,000. An affiliate of the Managing General Partner purchased 7,678 Notes on January 4, 1999, and has agreed to tender their units pursuant to this offer. The offer is conditional upon approximately $33,333,000 of Notes being tendered. The offer is to expire on April 6, 1999, unless extended by the Partnership. There can be no assurance that the Partnership will be able to obtain the necessary financing with which to consummate the tender offer or that a sufficient number of noteholders will tender their Notes to enable the Partnership to satisfy the Notes. If the tender offer is not consummated, either because an insufficient number of noteholders tender or if replacement financing cannot be obtained, it is possible that the noteholders will exercise their rights and foreclose on the Partnership's properties.

Assuming that the Partnership is successful in tendering for the Notes and consummating the loan as described above, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $798,000 in capital improvements for all of the Registrant's properties in 1999. These improvements include parking lot improvements, tenant improvements, roof replacements, floor coverings, landscaping, and exterior building improvements. The capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 1998 or 1997. Cash distributions of approximately $26,000 were paid to the general partner during each of the years ended December 31, 1998 and 1997.

Year 2000 Compliance
General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.


Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.
The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.


Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.
ITEM 7.  FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XX

LIST OF FINANCIAL STATEMENTS


Report of Independent Auditors'

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Deficit - Years ended December 31, 1998 and
  1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Financial Statements







                          Independent Auditors' Report




To the Partners
Century Properties Fund XX
Greenville, South Carolina


We have audited the accompanying balance sheet of Century Properties Fund XX (a limited partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A to the financial statements, the Partnership's Non-Recourse Promissory Notes, totaling approximately $49,323,000 in principal and interest, matured on November 30, 1998 and are in default. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XX as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                    /s/IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
March 10, 1999
                           CENTURY PROPERTIES FUND XX

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998





Assets

  Cash and cash equivalents                                  $ 9,197

  Receivables and deposits                                       811

  Other assets                                                   785

  Investment properties (Notes B & H):

     Land                                        $  6,495

     Buildings and related personal property       43,913

                                                   50,408

     Less accumulated depreciation                (19,652)    30,756

                                                             $41,549


Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                           $    40

  Tenant security deposit liabilities                            192

  Accrued property taxes                                         281

  Accrued interest-promissory notes (Note D)                     314

  Other liabilities                                               76

  Non-recourse promissory notes in default

   (Notes A & D):

    Principal                                                 31,386

    Deferred interest payable                                 17,623

Contingency (Note A)                                              --

Partners' Deficit

  General partner's                              $ (1,505)

  Limited partners' (61,814 units outstanding)     (6,858)    (8,363)

                                                             $41,549


                 See Accompanying Notes to Financial Statements
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)





                                                 Years Ended December 31,

                                                   1998        1997

Revenues:

  Rental income                                    $ 7,634     $ 7,150

  Other income                                         547         525

  Income from deficiency certificate

   settlement (Note I)                                 301          --

     Total revenues                                  8,482       7,675


Expenses:

  Interest to promissory note holders                2,511       2,511

  Operating                                          2,777       2,885

  Depreciation                                       1,661       1,609

Amortization of sales commissions and

    organizational costs                               298         325

  General and administrative                           833         833

  Property taxes                                       586         604

     Total expenses                                  8,666       8,767


Net loss                                           $  (184)    $(1,092)


Net loss allocated to general partner (2%)         $    (4)    $   (22)

Net loss allocated to limited partners (98%)          (180)     (1,070)

                                                   $  (184)    $(1,092)


Net loss per limited partnership unit              $ (2.91)    $(17.31)


                 See Accompanying Notes to Financial Statements
                           CENTURY PROPERTIES FUND XX

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)





                                      Limited

                                    Partnership   General   Limited

                                       Units     Partner's Partners'   Total


Original capital contributions      61,814       $    --   $30,907   $30,907


Partners' deficit at

  December 31, 1996                 61,814       $(1,427)  $(5,608)  $(7,035)


Net loss for the year ended

  December 31, 1997                     --           (22)   (1,070)   (1,092)


Distributions to general partner        --           (26)       --       (26)


Partners' deficit at

  December 31, 1997                 61,814        (1,475)   (6,678)   (8,153)


Net loss for the year ended

December 31, 1998                       --            (4)     (180)     (184)


Distributions to general partner        --           (26)       --       (26)


Partners' deficit at

December 31, 1998                   61,814       $(1,505)  $(6,858)  $(8,363)


                 See Accompanying Notes to Financial Statements
                           CENTURY PROPERTIES FUND XX

                             STATEMENTS OF CASH FLOWS
                                 (in thousands)





                                                     Years Ended December 31,

                                                       1998        1997

Cash flows from operating activities:

  Net loss                                             $  (184)    $(1,092)

  Adjustments to reconcile net loss to

   net cash provided by operating activities:

    Depreciation                                         1,661       1,609

    Amortization of deferred charges                       504         507

    Deferred interest on non-recourse

      promissory notes                                   1,256       1,255

    Rent abatement                                        (392)         --

    Loss on disposal of property                            26          --

    Change in accounts:

      Receivables and deposits                            (551)        192

      Other assets                                           2          15

      Accounts payable                                      (8)        (86)

      Tenant security deposit liabilities                   10           9

      Accrued property taxes                               268        (166)

      Other liabilities                                     12          11


       Net cash provided by operating activities         2,604       2,254


Cash flows used in investing activities:

  Property improvements and replacements                  (440)       (820)

  Less commissions paid                                   (255)       (368)

       Net cash used in investing activities              (695)     (1,188)


Cash flows used in financing activities:

Cash distributions to general partner                      (26)        (26)


Net increase in cash and cash equivalents                1,883       1,040


Cash and cash equivalents at beginning of period         7,314       6,274


Cash and cash equivalents at end of period             $ 9,197     $ 7,314


Supplemental disclosure of cash flow information:


  Cash paid for interest                               $ 1,255     $ 1,255


Supplemental disclosure of non-cash investing

 information:

  Tenant improvements funded through rent abatement    $   392     $    --


                 See Accompanying Notes to Financial Statements



                           CENTURY PROPERTIES FUND XX

                         Notes to Financial Statements

                               December 31, 1998


NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Century Properties Fund XX (the "Partnership" or "Registrant") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Non-Recourse Promissory Notes (the "Notes") of approximately $49,323,000 in principal and current and deferred interest at December 31, 1998, which matured on November 30, 1998 are in default. In an effort to cure this default, the Partnership is currently seeking to satisfy the Notes by purchasing the Notes pursuant to a tender offer which commenced on March 9, 1999 at $1,423.34 per $1,000 principal amount (the "Purchase Price"), net to the seller in cash. The Purchase Price represents 90% of the principal, current accrued interest and deferred interest at February 15, 1999, which equates to a total Purchase Price of approximately $44,672,000. In order to fund the tender offer, the Partnership will use its cash reserves and is seeking financing from a third party financial institution of at least $39,000,000. An affiliate of Fox Capital Management Corporation (the "Managing General Partner") purchased 7,678 Notes on January 4, 1999, and has agreed to tender their units pursuant to this offer. The offer is conditional upon approximately $33,333,000 of Notes being tendered. The offer is to expire on April 6, 1999, unless extended by the Partnership. There can be no assurance that the Partnership will be able to obtain the necessary financing with which to consummate the tender offer or that a sufficient number of Noteholders will tender their Notes to enable the Partnership to satisfy the Notes. If the tender offer is not consummated, either because an insufficient number of Noteholders tender or if replacement financing cannot be obtained, it is possible that the Noteholders will exercise their rights and foreclose on the Partnership's properties. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: The Partnership was organized under the Uniform Limited Partnership Laws of California as of December 1983. The general partner responsible for management of the Partnership's business is Fox Partners III (the "General Partner"). The general partners of Fox Partners III are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox 84, a California general partnership. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), (see "Note C _ Transfer of Control"). The directors and officers of the General Partners also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008 unless terminated prior to such date. The Partnership operates five commercial properties and two apartment properties.




Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distributions: Net income, net loss and distributions of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

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

Cash and Cash Equivalents: Includes cash on hand and in banks, money market accounts and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.



Depreciation: Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 39 years for buildings and improvements and five to seven years for furnishings.

Deferred Charges: Included in other assets are sales commissions, organization expenses and lease commissions. Sales commissions and organization expenses related to the Notes are deferred and amortized by the straight-line method over the life of the Promissory Notes. Leasing commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1998, the cost of deferred charges totaled approximately $7,714,000. At December 31, 1998, accumulated amortization of deferred charges totaled approximately $7,152,000.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.




The Partnership leases commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other commercial leases, rents are recognized over the terms of the leases as earned.

Investment Properties: Investment properties consist of five commercial properties and two apartment properties and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to fair value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note K" for required disclosure).




Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $59,000 and $48,000 for the years ended December 31, 1998 and 1997, respectively were charged to expense as incurred.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



NOTE D - NON-RECOURSE PROMISSORY NOTES

The Partnership has Promissory Notes secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. The Promissory Notes were due November 30, 1998. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership properties or Partnership mortgage loans, 98 percent of the resulting cash proceeds are first allocated to the payment of Promissory Notes until such Promissory Notes are repaid. Promissory Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust Indenture. See "Note A - Going Concern" for discussion regarding the Managing General Partner's intentions to meet its obligation.

NOTE E - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):


                                          1998        1997





Net loss as reported                      $  (184)    $(1,092)

Add (deduct):

  Depreciation differences                   (501)       (543)

  Original Issue Discount                    (763)       (695)

  Change in prepaid rental                    (28)         36

  Capitalized expenses                         40          34

  Other                                       (91)        (11)

Federal taxable loss                      $(1,527)    $(2,271)

Federal taxable loss per limited

    Partnership unit                      $(24.00)    $(36.00)




The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


                                                 1998


Net liabilities as reported                  $ (8,363)

Differences resulted from:

  Sales commissions                             2,482

  Organization expenses                         2,069

  Foreclosures of mortgage loan receivable        238

  Payments credited to rental property            280

  Acquisition costs expensed                      (34)

  Depreciation                                 (7,147)

  Provision for impairment of value             6,296

  Capitalized expenses                          1,019

  Provision for bad debts                          11

  Deferred and prepaid rent                      (512)

  Other                                            44

Net liabilities - tax basis                  $ (3,617)



NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                1998        1997

                                                 (in thousands)

Property management fees (included in

operating expenses)                             $154        $150

Reimbursement for services of affiliates

(included in operating, and general and

administrative expenses) (1)                     212         218

Partnership management fees (included in

general and administrative expenses)              72          72


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $3,000 and $5,000, respectively, in reimbursements for construction oversight costs.




During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. These services were performed by affiliates of the Managing General Partner. The Registrant paid to such affiliates approximately $154,000 and $150,000 for the years ended December 31, 1998 and 1997 respectively. For the Registrant's commercial properties these services were provided by an unrelated party for the years ended December 31, 1998 and 1997.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $212,000 and $218,000 for the years ended December 31, 1998 and 1997, respectively.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to the



Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1998 or 1997; however, the General Partner received a partnership management fee of approximately $72,000 in 1998 and 1997.

On January 4, 1999, an affiliate of the Managing General Partner purchased 7,678 Notes from a noteholder for $450 per Note, or $3,455,100. On February 10, 1999, the Partnership purchased 2,844 Notes from a noteholder for $450 per Note, or $1,279,800. The Notes purchased by the Partnership will be cancelled. In addition, on March 9, 1999, the Partnership commenced a tender offer to acquire all of the outstanding Notes. The Partnership offered to purchase all of the 98,697 outstanding Notes at $1,423.34 per $1,000 principal amount (the "Purchase Price"), net to the seller in cash. The Purchase Price represents 90% of the principal, current accrued interest and deferred interest at February 15, 1999, which equates to a total Purchase Price of approximately $44,672,000. The offer, which is scheduled to expire on April 6, 1999, unless extended, is subject to, among other things, the Partnership obtaining at least $39,000,000 in financing with which to purchase the Notes. See "Note A _ Going Concern".



NOTE G - SIGNIFICANT TENANT AND MINIMUM FUTURE RENTAL REVENUES

Rental revenue from one tenant at Linpro Park I represented approximately 16 percent of total Partnership rental income in 1998 and 1997. The tenant's lease is scheduled to expire in December 2002.

Minimum future rental revenues from operating leases having initial or remaining non- cancelable lease terms in excess of one year at December 31, 1998, are as follows (in thousands):

      1999        $ 4,066

      2000          3,472

      2001          2,476

      2002          4,161

      2003            377

   Thereafter         443


                  $14,995


Amortization of deferred leasing commissions totaled approximately $206,000 and $182,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE H - REAL ESTATE AND ACCUMULATED DEPRECIATION






                                           Initial Cost

                                          To Partnership

                                          (in thousands)

                                                                    Net Costs

                                                    Buildings      Capitalized

                                                   and Related    (Written Down)

                            Encrum-                 Personal      Subsequent to

Description                brances(1)    Land       Property       Acquisition

                                                                  (in thousands)


Crabtree Office Center    $    --      $   966   $ 6,409         $ 1,348

Linpro Park I                  --        1,089     7,882            (512)

Metcalf 103 Office Park        --          810     1,565             829

Commonwealth Center            --        1,929     6,300          (1,773)

Highland Park                  --        1,256     7,884           1,405

Harbor Club Downs              --        1,416     6,864             787

The Corners Apartments         --          419     3,102             433


Totals                    $    --      $ 7,885   $40,006         $ 2,517




(1) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned by the Partnership. See "Note D" for a further discussion.







                        Gross Amount At Which Carried
                              December 31, 1998
                               (in thousands)

                                  Buildings            Accum-     Year       Date      Deprec-
                                 and Related           ulated      Of         Of        Iable
                                   Personal            Depre-   Constru-    Acqui-      Life-
Description              Land      Property    Total   ciation    ction     sition      Years
                                              (in thousands)
Crabtree Office Center  $  962    $ 7,761     $ 8,723 $ 3,674     1983       12/84      5-39

Linpro Park I              693      7,766       8,459   4,598     1982       03/85      5-39

Metcalf 103 Office Park    810      2,394       3,204     756     1973       04/91      5-39

Commonwealth Center        964      5,492       6,456   3,896     1980       10/84      5-39

Highland Park            1,231      9,314      10,545   3,941     1986    11/85-02/86   5-39

Harbor Club Downs        1,416      7,651       9,067   1,911     1986       05/92      5-30

The Corners Apartments     419      3,535       3,954     876     1974       11/92      5-30

Totals                  $6,495    $43,913     $50,408 $19,652




Reconciliation of Real Estate and Accumulated Depreciation:


                                        Years Ended December 31,

                                          1998        1997

Investment Properties

Balance at beginning of year              $49,623     $48,803

  Property improvements                       440         820

  Rent abatement                              392          --

  Disposals of property                       (47)         --

Balance at end of year                    $50,408     $49,623


Accumulated Depreciation

Balance at beginning of year              $18,012     $16,403

  Additions charged to expense              1,661       1,609

  Disposals of property                       (21)         --

Balance at end of year                    $19,652     $18,012


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, respectively, is approximately $58,008,000 and $57,227,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 respectively, is approximately $26,886,000 and $24,696,000.

NOTE I - CONTINGENCY

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan.
Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The senior obligators have accepted an offer to settle the outstanding amounts due from Lincoln at a discounted rate. The Managing General Partner was obligated to accept the initial settlement which equated to approximately $256,000. Prior to this settlement, the Partnership had not recorded the certificate in the financial statements due to the uncertainty of receiving any funds. The initial settlement related to the cash available to distribute in the collateral pool. Additional assets were sold from this collateral pool, and the Partnership received further funds of approximately $45,000.

With receipt of this settlement during the year ended December 31, 1998, the Partnership has recorded income from the settlement in the financial statements. The current settlement relates to the cash available to distribute in the collateral pool. If additional assets are sold from this collateral pool, there is a possibility that the Partnership could receive further funds, however there is no guarantee that this will occur.



NOTE J - RENT ABATEMENT

On January 1, 1998, a tenant of Linpro Park I entered into a five year lease agreement. The lease provided for a renovation allowance equal to $7.00 per square foot to reimburse the tenant for improvements made to accommodate the tenant. This allowance is for the twelve month period beginning January 1, 1998 and ending December 31, 1998. As of December 31, 1998, $392,000 of improvements have been completed. The allowance is reflected on the financial statements as rent abatement and is included as rental income.

NOTE K - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has two reportable segments: commercial properties and residential properties. The Partnership's commercial property segment consists of five office complexes in four states in the United States. The Partnership leases office space for terms that typically exceed one year. The residential property segment consists of two apartment complexes in two states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.




Segment information for the years 1998 and 1997, is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                     Residential Commercial   Other    Totals
Rental income                        $ 2,864     $ 4,770    $    --   $ 7,634
Other income                             166          26        355       547
Income from settlement                    --          --        301       301
Interest expense                          --          --      2,511     2,511
Depreciation                             471       1,190         --     1,661
Amortization of deferred charges          --          --        298       298
General and administrative expense        --          --        833       833
Segment profit (loss)                  1,087       1,715     (2,986)     (184)
Total assets                          10,745      21,890      8,914    41,549
Capital expenditures for investment
properties                               133         699         --       832

1997
                                    Residential Commercial    Other    Totals
Rental income                       $ 2,833     $ 4,317     $    --   $ 7,150
Other income                            121          42         362       525
Interest expense                         --          --       2,511     2,511
Depreciation                            461       1,148          --     1,609
Amortization of deferred charges         --          --         325       325
General and administrative expense       --          --         833       833
Segment profit (loss)                   941       1,274      (3,307)   (1,092)
Total assets                         10,815      21,917       7,495    40,227



Capital expenditures for investment
properties                              225         595          --       820



NOTE L - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Century Properties Fund XX (the "Partnership" or "Registrant") has no officers or directors. The managing general partner is as follows:

Managing General Partner - The names and ages of, as well as the positions and offices held by, the present executive officers and director of Fox Capital Management Corporation, the managing general partner of the general partner ("FCMC" or "Managing General Partner") are set forth below. The Managing General Partner manages and controls substantially all of the partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). There are no family relationships between or among any officers or directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner and AIMCO since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

Neither directors nor officers of the Managing General Partner received any remuneration from the Registrant.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


Entity                         Number of Units   Percentage


Independent Life & Accident       3,180.00         5.144%

Lafayette Bay LLC                 7,515.00         7.614%

Insignia Properties LP               10.00          .016%


Independent Life & Accident and Lafayette Bay LLC are both unrelated parties.

Insignia Properties LP is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Managing General Partner owns any Units.

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




The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                1998        1997

                                                 (in thousands)

Property management fees                        $154        $150

Reimbursement for services of affiliates (1)     212         218

Partnership management fees                       72          72


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $3,000 and $5,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. These services were performed by affiliates of the Managing General Partner. The Registrant paid to such affiliates approximately $154,000 and $150,000 for the years ended December 31, 1998 and 1997 respectively. For the Registrant's commercial properties these services were provided by an unrelated party for the years ended December 31, 1998 and 1997.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $212,000 and $218,000 for the years ended December 31, 1998 and 1997, respectively.




For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1998 or 1997; however, the General Partner received a partnership management fee of approximately $72,000 in 1998 and 1997.

On January 4, 1999, an affiliate of the Managing General Partner purchased 7,678 Notes from a noteholder for $450 per Note, or $3,455,100. On February 10, 1999, the Partnership purchased 2,844 Notes from a noteholder for $450 per Note, or $1,279,800. The Notes purchased by the Partnership will be cancelled. In addition, on March 9, 1999, the Partnership commenced a tender offer to acquire all of the outstanding Notes. The Partnership offered to purchase all of the



98,697 outstanding Notes at $1,423.34 per $1,000 principal amount (the "Purchase Price"), net to the seller in cash. The Purchase Price represents 90% of the principal, current accrued interest and deferred interest at February 15, 1999, which equates to a total Purchase Price of approximately $44,672,000. The offer, which is scheduled to expire on April 6, 1999, unless extended, is subject to, among other things, the Partnership obtaining at least $39,000,000 in financing with which to purchase the Notes.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed during the fourth quarter of 1998:

     Current Report on Form 8-K dated October 1, 1998, disclosing change in control of the Partnership from Insignia Financial Group, Inc. to AIMCO.



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


                                  CENTURY PROPERTIES FUND XX

                                  By:        Fox Partners III
                                             Its General Partner

                                  By: Fox Capital Management Corporation Its Managing General Partner

                                  By:        /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President


                                  By:        /s/ Timothy R. Garrick
                                             Timothy R. Garrick
                                             Vice President - Accounting


                                  Date:      March 31, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye        Executive Vice President      Date: March 31, 1999
Patrick J. Foye            and Director


/s/ Timothy R. Garrick     Vice President - Accounting   Date: March 31, 1999
Timothy R. Garrick         and Director



                                 EXHIBIT INDEX

Exhibit


2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Current Report on Form 8-K dated October 1, 1998.

3.4 Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Partnership dated February 22, 1984, and November 8, 1984, and thereafter supplemented contained in the Partnership Registration Statement on Form S-11 (Reg. No. 2-88615).

27.       Financial Data Schedule.