Form 10QSB
period 1999-03-31
CENTURY PROPERTIES FUND XX
filed 1999-05-17
CIK 736909

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


                 For the quarterly period ended March 31, 1999


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

                         55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



   a)
                           CENTURY PROPERTIES FUND XX

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                  March 31, 1999



Assets

 Cash and cash equivalents                                  $  8,246

 Receivables and deposits                                      2,161

 Other assets                                                  1,191

 Investment properties:

    Land                                         $  6,495

    Buildings and related personal property        44,023

                                                   50,518

    Less accumulated depreciation                 (20,077)    30,441

                                                            $ 42,039

Liabilities and Partners' Deficit


Liabilities

 Accounts payable                                           $     41

 Tenant security deposit liabilities                             196

 Accrued property taxes                                          152

 Accrued interest-promissory notes                               628

 Other liabilities                                               104

 Non-recourse promissory notes:

     Principal                                                31,386

     Deferred interest payable                                17,937


Partners' Deficit

 General partner's                               $ (1,506)

 Limited partners' (61,814 units issued and

      outstanding)                                 (6,899)    (8,405)


                                                            $ 42,039



                 See Accompanying Notes to Financial Statements

b)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                                       Three Months Ended

                                                            March 31,

                                                         1999       1998

Revenues:

 Rental income                                       $ 1,937     $ 1,895

 Other income                                            112         135

 Income from deficiency certificate settlement           147         256

   Total revenues                                      2,196       2,286

Expenses:

 Operating                                               725         694

 General and administrative                              303         188

 Depreciation                                            425         409

 Amortization of sales commissions and

   organizational costs                                   --          81

 Interest to promissory note holders                     628         628

 Property taxes                                          157         148

   Total expenses                                      2,238       2,148


Net (loss) income                                    $   (42)    $   138


Net (loss) income allocated to general partner (2%)  $    (1)    $     3

Net (loss) income allocated to limited partners (98%)    (41)        135

                                                     $   (42)    $   138


Net (loss) income per limited partnership unit       $ (0.66)    $  2.18


                 See Accompanying Notes to Financial Statements


c)
                           CENTURY PROPERTIES FUND XX

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                 Limited

                               Partnership    General     Limited

                                  Units       Partner     Partners     Total


Original capital contributions   61,814      $    --      $ 30,907   $ 30,907

Partners' deficit at

 December 31, 1998               61,814      $(1,505)     $ (6,858)  $ (8,363)

Net loss for the three months

  ended March 31, 1999               --           (1)          (41)       (42)

Partners' deficit at

 March 31, 1999                  61,814      $(1,506)     $ (6,899)  $ (8,405)


                 See Accompanying Notes to Financial Statements

d)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Three Months Ended

                                                             March 31,

                                                          1999       1998

Cash flows from operating activities:

  Net (loss) income                                     $   (42)    $   138

  Adjustments to reconcile net (loss) income to net

    cash (used in) provided by operating activities:

    Depreciation                                            425         409

    Amortization of deferred charges                         53         141

    Deferred interest on non-recourse promissory

      notes                                                 314         314

    Change in accounts:

      Receivables and deposits                           (1,350)       (386)

      Other assets                                          (36)         21

      Accounts payable                                        1         (29)

      Tenant security deposit liabilities                     4          12

      Accrued property taxes                               (129)        124

      Accrued interest-promissory notes                     314         314

      Other liabilities                                      28          10

        Net cash (used in) provided by operating

           activities                                      (418)      1,068

Cash flows from investing activities:

  Property improvements and replacements                   (110)        (43)

  Lease commissions paid                                    (33)       (148)

        Net cash used in investing activities              (143)       (191)

Cash flows used in financing activities:

  Loan costs paid                                          (390)         --

Net (decrease) increase in cash and cash equivalents       (951)        877


Cash and cash equivalents at beginning of period          9,197       7,314


Cash and cash equivalents at end of period              $ 8,246     $ 8,191



                 See Accompanying Notes to Financial Statements


e)
                           CENTURY PROPERTIES FUND XX

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Century Properties Fund XX (the "Partnership" or "Registrant") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Non-Recourse Promissory Notes (the "Notes") of approximately $49,951,000 in principal and current and deferred interest at March 31, 1999, which matured on November 30, 1998 are in default. In an effort to cure this default, the Partnership is currently seeking to satisfy the Notes by purchasing the Notes pursuant to a tender offer which commenced on March 9, 1999 at $1,423.34 per $1,000 principal amount (the "Purchase Price"), net to the seller in cash. The Purchase Price represents 90% of the principal, current accrued interest and deferred interest at February 15, 1999, which equates to a total Purchase Price of approximately $44,672,000. In order to fund the tender offer, the Partnership will use its cash reserves and is seeking financing from a third party financial institution of at least $39,000,000. It is expected that any such financing will be secured by first mortgage loans on the Partnership properties. An affiliate of Fox Capital Management Corporation (the "Managing General Partner") purchased 7,678 Notes on January 4, 1999, and has agreed to tender the notes pursuant to this offer. The offer is conditional upon approximately $33,333,000 of Notes being tendered.
The offer originally expired on April 6, 1999, but has been extended.
There can be no assurance that the Partnership will be able to obtain the necessary financing with which to consummate the tender offer or that a sufficient number of Noteholders will tender their Notes to enable the Partnership to satisfy the Notes. If the tender offer is not consummated, either because an insufficient number of Noteholders tender or if replacement financing cannot be obtained, it is possible that the Noteholders will exercise their rights and foreclose on the Partnership's properties. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 1999 and 1998:


                                                         1999     1998

                                                        (in thousands)



Property management fees (included in operating

  expenses)                                              $ 39     $ 38

Reimbursement for services of affiliates                   52       54


During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $39,000 and $38,000 for the three months ended March 31, 1999 and 1998, respectively. For the Partnership's commercial properties, these services were provided by an unrelated party for the three month periods ended March 31, 1999 and 1998.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $52,000 and $54,000 for the three months ended March 31, 1999 and 1998, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 7,678 Notes from a noteholder for $450 per Note, or $3,455,100. On February 10, 1999, the Partnership purchased 2,844 Notes from a noteholder for $450 per Note, or $1,279,800. The Notes purchased by the Partnership will be cancelled. In addition, on March 9, 1999, the Partnership commenced a tender offer to acquire all of the outstanding Notes. The Partnership offered to purchase all of the 98,697 outstanding Notes at $1,423.34 per $1,000 principal amount (the "Purchase Price"), net to the seller in cash. The Purchase Price represents 90% of the principal, current accrued interest and deferred interest at February 15, 1999, which equates to a total Purchase Price of approximately $44,672,000. The offer, which originally expired on April 6, 1999, has been extended, is subject to, among other things, the Partnership obtaining at least $39,000,000 in financing with which to purchase the Notes. See "Note A - Going Concern".

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in the Southeast United States. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of five office complexes in Texas, North Carolina, Virginia and Kansas. The Partnership leases office space for terms that typically exceed one year.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segments.

               1999                Residential Commercial   Other    Totals

Rental income                        $   724     $ 1,213    $   --   $ 1,937
Other income                              27           2        83       112
Income from settlement                    --          --       147       147
Interest expense                          --          --       628       628
Depreciation                             115         310        --       425
General and administrative expense        --          --       303       303
Segment profit (loss)                    277         382      (701)      (42)
Total assets                          10,658      21,541     9,840    42,039
Capital expenditures for
  investment properties                   67          43         --      110


               1998                Residential Commercial   Other    Totals

Rental income                        $   709    $  1,186   $    --  $  1,895
Other income                              40           4        91       135
Income from settlement                    --          --       256       256
Interest expense                          --          --       628       628
Depreciation                             115         294        --       409
Amortization of deferred expense          --          --        81        81
General and administrative expense        --          --       188       188
Segment profit (loss)                    262         426      (550)      138
Total assets                          10,833      22,057     8,214    41,104
Capital expenditures for
  investment properties                   27          16         --       43

NOTE F - CONTINGENCY

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan.
Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The senior obligators have accepted an offer to settle the outstanding amounts due from Lincoln at a discounted rate. The Managing General Partner was obligated to accept the initial settlement which equated to approximately $256,000 during the three months ended March 31, 1998. The Partnership has not recorded a receivable on the financial statements due to the uncertainty of receiving any funds. The initial settlement related to the cash available to distribute in the collateral pool. Additional assets were sold from this collateral pool, and the Partnership received further funds of approximately $45,000 during the remaining months of 1998 as well as approximately $147,000 during the three months ended March 31, 1999.
It is anticipated this will be the final payment received by the Parntnership.

With receipt of this settlement, the Partnership has recorded income from the settlement in the financial statements. The current settlement relates to the cash available to distribute in the collateral pool.

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                                  Average

                                                 Occupancy

Property                                    1999            1998


Commonwealth Centre (1)                      91%            97%
  Dallas, TX


Crabtree Office Center (2)                   90%            99%
  Raleigh, North Carolina


Linpro Park I (3)                           100%            89%
  Reston, Virginia


Metcalf 103 Office Park                      98%            97%
  Overland Park, Kansas


Highland Park Commerce Center (4)            94%            99%
  Charlotte, North Carolina


Harbor Club Downs                            96%            96%
  Palm Harbor, Florida


The Corners Apartments (5)                   92%            86%
  Spartanburg, South Carolina



(1) The decrease in occupancy at Commonwealth Center is due to the loss of one tenant occupying 8,029 square feet, which represents approximately 7% of the total space.
(2) The decrease in occupancy at Crabtree Office Center is due to the loss of two tenants occupying 5,840 square feet, which represents approximately 10% of the total space.
(3) The increase in occupancy at Linpro Park I is due to the addition of one tenant occupying the remaining available space.
(4) The decrease in occupancy at Highland Park Commerce Center is due to the loss of one tenant occupying 4,657 square feet, which represents approximately 4% of the total space.
(5) The increase in occupancy at The Corners Apartments is due to an increased marketing effort.

Results of Operations

The Partnership's net loss for the three months ended March 31, 1999 was approximately $42,000 as compared to net income of approximately $138,000 for the three months ended March 31, 1998. The increase in net loss attributable to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to a decrease in income from a deficiency certificate settlement partially offset by an increase in rental income. Rental income increased as a result of an increase in occupancy Linpro Park I and the Corners and an increase in average rental rates at Highland Park Commerce Center, Metcalf 103 Office Park, Harbor Club Downs and The Corners Apartments. A lower deficiency certificate settlement receipt was received by the Partnership during the three months ended March 31, 1999 versus the three months ended March 31, 1998. Total expenses increased due to an increase in operating, general and administrative and depreciation expenses partially offset by a decrease in amortization of sales commissions and organizational costs. Operating expenses increased primarily as a result of an increase in property expenses resulting from small increases in expenses at Harbor Club Downs and The Corners Apartments. General and administrative expenses increased primarily as a result of an increase in legal fees related to negotiations in connection with the Nonrecourse Promissory Notes (see further discussion below) and the timing of printing expense payments. Depreciation expenses increased due to the addition of depreciable assets placed in service. Amortization of sales commissions and organizational costs decreased for the three months ended March 31, 1999 as compared to the corresponding period in 1998 as a result of the assets fully amortizing during the fourth quarter of 1998.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $8,246,000 as compared to approximately $8,191,000 at March 31, 1998. For the three months ended March 31, 1999 cash and cash equivalents decreased approximately $951,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $418,000 of cash used in operating activities, approximately $143,000 of cash used in investing activities and approximately $390,000 of cash used in financing activities. Cash used in investing activities consists of property improvements and replacements and lease commissions. Cash used in financing activities consists of loan costs. The Partnership invests its working capital in a money market account.

In order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $49,348,500 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and current and deferred interest of approximately $49,951,000 at March 31, 1999, matured on November 30, 1998. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. The Managing General Partner has contacted the indenture trustee for the Notes and certain holders of Notes regarding this default. In an effort to cure this default, the Partnership is currently seeking to satisfy the Notes by purchasing the Notes pursuant to a tender offer which commenced on March 9, 1999 at $1,423.34 per $1,000 principal amount (the "Purchase Price"), net to the seller in cash. The Purchase Price represents 90% of the principal, current accrued interest and deferred interest at February 15, 1999, which equates to a total Purchase Price of approximately $44,672,000. In order to fund the tender offer, the Partnership will use its cash reserves and is seeking financing of at least $39,000,000. It is expected that any such financing will be secured by first mortgage loans on Partnership properties. An affiliate of the Managing General Partner purchased 7,678 Notes on January 4, 1999, and has agreed to tender the notes pursuant to this offer. The offer is conditional upon approximately $33,333,000 of Notes being tendered. The offer originally expired on April 6, 1999, but has been extended. There can be no assurance that the Partnership will be able to obtain the necessary financing with which to consummate the tender offer or that a sufficient number of noteholders will tender their Notes to enable the Partnership to satisfy the Notes. If the tender offer is not consummated, either because an insufficient number of noteholders tender or if replacement financing cannot be obtained, it is possible that the noteholders will exercise their rights and foreclose on the Partnership's properties.

Assuming that the Partnership is successful in tendering for the Notes and consummating the loan as described above, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Commonwealth Center

During the three months ended March 31, 1999 the Partnership completed approximately $31,000 of capital improvement projects at Commonwealth Center, consisting of building improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $168,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $38,000.

Crabtree Office Center

During the three months ended March 31, 1999, the Partnership completed approximately $6,000 of capital improvement projects at Crabtree Office Center, consisting of tenant improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $112,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $95,000.

Highland Park Commerce Center

During the three months ended March 31, 1999, the Partnership did not complete any capital improvement projects at Highland Park. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $141,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $100,000.

Linpro Park I

During the three months ended March 31, 1999, the Partnership did not complete any capital improvement projects at Linpro Office building. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $439,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, parking lot repairs. These improvements are expected to cost approximately $33,000.

Metcalf 103 Office Park

During the three months ended March 31, 1999, the Partnership completed approximately $6,000 of capital improvement projects at Metcalf 103 Office Park, consisting of tenant improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $79,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $21,000.

Harbor Club Downs

During the three months ended March 31, 1999, the Partnership completed approximately $20,000 of capital improvement projects at Harbor Club Downs, consisting primarily of floor covering replacements, landscaping and HVAC upgrades. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $503,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, floor covering replacements, roof repairs, parking lot repairs and landscaping. These improvements are expected to cost approximately $439,000.

The Corners Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $47,000 of capital improvement projects at The Corners consisting primarily of balconies, landscaping and floor coverings. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $388,000 of capital improvements over the near term. Capital improvement projects planned for 1999 include, but are not limited to, floor covering replacements and landscaping. These improvements are expected to cost approximately $73,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

No distributions were made during the three months ended March 31, 1999 or 1998. Future cash distributions will depend on the Partnership's ability to cure its current default on the notes and the terms of any financing obtained for the tender offer. If the Partnership is successful in curing its default, future distributions will also depend upon the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



          a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K: None filed during the quarter ended March 31, 1999.




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


                              CENTURY PROPERTIES FUND XX

                              By:  Fox Partners III
                                   Its General Partner

                              By:  Fox Capital Management Corporation
                                   Its Managing General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration

                              Date:  May 14, 1999