Form 10QSB
period 1999-06-30
CENTURY PROPERTIES FUND XX
filed 1999-08-16
CIK 736909

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

                  For the quarterly period ended June 30, 1999

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

ITEM 1.   FINANCIAL STATEMENTS

   a)
                           CENTURY PROPERTIES FUND XX

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1999



Assets

 Cash and cash equivalents                                      $  9,985

 Receivables and deposits                                          1,823

 Other assets                                                      1,225

 Investment properties:

    Land                                             $  6,495

    Buildings and related personal property            44,075

                                                       50,570

    Less accumulated depreciation                     (20,511)    30,059

                                                                $ 43,092
Liabilities and Partners' Deficit

Liabilities

 Accounts payable                                               $     48

 Tenant security deposit liabilities                                 190

 Accrued property taxes                                              324

 Accrued interest-promissory notes                                   941

 Other liabilities                                                    72

 Non-recourse promissory notes:

     Principal                                                    31,386

     Deferred interest payable                                    18,250

Partners' Deficit

 General partner's                                   $ (1,500)

 Limited partners' (61,814 units issued and
      outstanding)                                     (6,619)    (8,119)

                                                                $ 43,092



                 See Accompanying Notes to Financial Statements

b)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                              Three Months Ended    Six Months Ended

                                   June 30,             June 30,

                                1999       1998      1999      1998

Revenues:

 Rental income                  $ 2,067   $ 1,998    $ 4,004   $ 3,893

 Other income                       153       148        412       283

 Income from deficiency

  certificate settlement             91        --         91       256

   Total revenues                 2,311     2,146      4,507     4,432

Expenses:

 Operating                          651       680      1,376     1,374

 General and administrative         154       236        457       424

 Depreciation                       434       415        859       824

 Amortization of sales

  commissions and

  organizational costs               --        82         --       163

 Interest to promissory

  note holders                      627       627      1,255     1,255

 Property taxes                     159       149        316       297

   Total expenses                 2,025     2,189      4,263     4,337


Net income (loss)               $   286   $   (43)   $   244   $    95


Net income (loss) allocated

 to general partner (2%)        $     6   $    (1)   $     5   $     2

Net income (loss) allocated

 to limited partners (98%)          280       (42)       239        93

                                $   286   $   (43)   $   244   $    95
Net income (loss) per limited

 partnership unit               $  4.53   $  (.68)   $  3.87   $  1.50


                 See Accompanying Notes to Financial Statements


c)
                           CENTURY PROPERTIES FUND XX

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Limited

                                  Partnership  General     Limited

                                     Units     Partner    Partners     Total


Original capital contributions      61,814     $    --    $ 30,907    $ 30,907

Partners' deficit at

 December 31, 1998                  61,814     $(1,505)   $ (6,858)   $ (8,363)

Net income for the six months

 ended June 30, 1999                    --           5         239         244

Partners' deficit at

 June 30, 1999                      61,814     $(1,500)   $ (6,619)   $ (8,119)


                 See Accompanying Notes to Financial Statements
d)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended

                                                              June 30,

                                                          1999        1998

Cash flows from operating activities:

  Net income                                             $   244     $    95

  Adjustments to reconcile net income to net

    cash provided by operating activities:

    Depreciation                                             859         824

    Amortization of deferred charges                         116         270

    Deferred interest on non-recourse promissory

      notes                                                  627         628

    Rent abatement                                            --        (300)

    Loss on disposal of property                              --          26

    Change in accounts:

      Receivables and deposits                            (1,012)       (262)

      Other assets                                          (113)         16

      Accounts payable                                         8         (33)

      Tenant security deposit liabilities                     (2)          8

      Accrued property taxes                                  43         261

      Other liabilities                                       (4)          7

      Accrued interest promissory notes                      627          --

        Net cash provided by operating activities          1,393       1,540

Cash flows from investing activities:

  Property improvements and replacements                    (162)       (221)

  Lease commissions paid                                     (53)       (204)

        Net cash used in investing activities               (215)       (425)

Cash flows from financing activities:

   Distribution paid to general partner                       --         (13)

   Loan costs paid                                          (390)         --

        Net cash used in financing activities               (390)        (13)

Net increase in cash and cash equivalents                    788       1,102

Cash and cash equivalents at beginning of period           9,197       7,314

Cash and cash equivalents at end of period               $ 9,985     $ 8,416

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $    --     $   628

Supplemental disclosure of non cash investing

 information:

  Tenant improvements funded through rent abatement      $    --     $   300

                 See Accompanying Notes to Financial Statements

e)
                           CENTURY PROPERTIES FUND XX

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Century Properties Fund XX (the "Partnership" or "Registrant") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Non-Recourse Promissory Notes (the "Notes") of approximately $50,577,000 in principal and current and deferred interest at June 30, 1999, matured on November 30, 1998 and are in default. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") has contacted the indenture trustee for the Nonrecourse Promissory Notes and certain holders of Nonrecourse Promissory Notes regarding this default. In connection with these conversations, the Managing General Partner has proposed that a forbearance agreement for a specific period be entered into pursuant to which the indenture trustee will agree not to exercise its rights with respect to the Partnership's properties while the Partnership markets its properties for sale. The Managing General Partner believes it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership is unsuccessful in negotiating a forbearance or other agreement with the indenture trustee or if the Partnership cannot sell its properties for sufficient value, it is likely that the Partnership will lose its properties through foreclosure. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 1999 and 1998:


                                                          1999        1998

                                                           (in thousands)

Property management fees (included in operating
  expenses)                                               $ 78        $ 76

Reimbursement for services of affiliates (included in
investment properties and operating and general
and administrative expenses)                                87         106

Partnership management fees (included in general and
administrative expenses)                                    --          35

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $78,000 and $76,000 for the six months ended June 30, 1999 and 1998, respectively. For the Partnership's commercial properties, these services were provided by an unrelated party for the six month periods ended June 30, 1999 and 1998.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $87,000 and $106,000 for the six months ended June 30, 1999 and 1998, respectively. These amounts include approximately $1,000 of construction oversight costs for both the six month periods ended June 30, 1999 and 1998.

In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1999 and 1998; however, the General Partner received a partnership management fee of approximately $35,000 in 1998.

On January 4, 1999, an affiliate of the Managing General Partner purchased 7,678 Notes from a noteholder for $450 per Note, or $3,455,100. On February 10, 1999, the Partnership purchased 2,844 Notes from a noteholder for $450 per Note, or $1,279,800. The Notes purchased by the Partnership will be cancelled.

On March 9, 1999, the Partnership commenced a tender offer to acquire all of the outstanding Notes. This offer was subject to the Partnership receiving tenders for a minimum of two-thirds of the Notes. The purpose of this tender was to obtain a sufficient percentage of the Notes (two-thirds) in order for the Partnership to be able to vote to approve amendments to the trust indenture.
The Partnership's offer was for all of the 98,697 outstanding Notes at $1,423.34 per $1,000 principal amount (the "Purchase Price"), net to the seller in cash. The Purchase Price represented 90% of the principal, current accrued interest and deferred interest at February 15, 1999, which equates to a total Purchase Price of approximately $44,672,000. The offer was ultimately terminated with the Partnership not receiving the minimum percentage.

On June 16, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 27,811.85 (44.99% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $0.80 per unit. The offer expired on July 20, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,930.00 units. As a result, AIMCO and its affiliates currently own 2,940 units of limited partnership interest in the Partnership representing 4.76% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in Florida and South Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of five office complexes in Texas, North Carolina, Virginia and Kansas. The Partnership leases office space for terms that typically exceed one year.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segments.

               1999                 Residential Commercial    Other    Totals

Rental income                         $ 1,455     $ 2,549    $    --   $ 4,004
Other income                               57           7        348       412
Income from settlement                     --          --         91        91
Interest expense                           --          --      1,255     1,255
Depreciation                              230         629         --       859
General and administrative expense         --          --        457       457
Segment profit (loss)                     583         934     (1,273)      244
Total assets                           11,033      21,911     10,148    43,092
Capital expenditures for
  investment properties                   120          39         --       159


               1998                 Residential Commercial   Other    Totals

Rental income                         $ 1,406    $ 2,487    $    --  $ 3,893
Other income                               87          9        187      283
Income from settlement                     --         --        256      256
Interest expense                           --         --      1,255    1,255
Depreciation                              232        592         --      824
Amortization of deferred expense           --         --        163      163
General and administrative expense         --         --        424      424
Segment profit (loss)                     519        975     (1,399)      95
Total assets                           10,700     21,940      8,534   41,174
Capital expenditures for
  investment properties                    66        155         --      221

NOTE F - CONTINGENCY

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan.
Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The senior obligators have accepted an offer to settle the outstanding amounts due from Lincoln at a discounted rate. The Managing General Partner was obligated to accept the initial settlement which equated to approximately $256,000 during the three months ended March 31, 1998. The Partnership has not recorded a receivable on the financial statements due to the uncertainty of receiving any funds. The initial settlement related to the cash collateral pool, and the Partnership received further funds of approximately $45,000 during the remaining months of 1998 as well as approximately $91,000 during the six months ended June 30, 1999. It is anticipated this will be the final payment received by the Partnership.

With receipt of this settlement, the Partnership has recorded income from the settlement in the financial statements. The current settlement relates to the cash available to distribute in the collateral pool.

NOTE G - RENT ABATEMENT

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

NOTE H - LEGAL PROCEEDINGS

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

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                                 Average
                                                Occupancy

Property                                    1999            1998


Commonwealth Centre (1)                      89%             97%
  Dallas, TX


Crabtree Office Center (2)                   94%            100%
  Raleigh, North Carolina


Linpro Park I (3)                           100%             92%
  Reston, Virginia


Metcalf 103 Office Park                      96%             98%
  Overland Park, Kansas


Highland Park Commerce Center (4)            91%             99%
  Charlotte, North Carolina


Harbor Club Downs                            95%             94%
  Palm Harbor, Florida


The Corners Apartments (5)                   94%             88%
  Spartanburg, South Carolina

(1) The decrease in occupancy at Commonwealth Center is due to the loss of one tenant occupying 8,029 square feet, which represents approximately 7% of the total space.
(2) The decrease in occupancy at Crabtree Office Center is due to the loss of two tenants in late 1998, these two spaces have subsequently been leased and the property is now at 100% occupancy.
(3) The increase in occupancy at Linpro Park I is due to the addition of one tenant occupying the remaining available space.
(4) The decrease in occupancy at Highland Park Commerce Center is due to the loss of two tenants occupying 7,654 square feet, which represents approximately 8% of the total space.
(5) The increase in occupancy at The Corners Apartments is due to an increased marketing effort and a strong economy in the Spartanburg area.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999, was approximately $244,000 as compared to net income of approximately $95,000 for the six months ended June 30, 1998. The Partnership's net income for the three months ended June 30, 1999, was approximately $286,000 as compared to a net loss of approximately $43,000 for the three months ended June 30, 1998. The increase in net income is attributable to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to an increase in rental and other income partially offset by a decrease in income from a deficiency certificate settlement (refer to "Item 1. Financial Statements, Note F _ Contingency" for further discussion). The increase in rental income is primarily due to increases in the average occupancy at Linpro Park I, The Corners Apartments and Harbor Club Downs Apartments and an increase in tenant reimbursements at Commonwealth Centre and Crabtree Office Center. The increase in other income is primarily due to a gain on the purchase of Nonrecourse Promissory Notes by the Partnership (refer to "Item 1. Financial Statements, Note D _ Transactions with Affiliated Parties"). Total expenses decreased due to a decrease in the amortization of sales commissions and organizational costs partially offset by increases in depreciation expense and general and administrative expenses. The decrease in the amortization of sales commissions and organizational costs is due to the assets becoming fully depreciated in the fourth quarter of 1998. The increase in depreciation expense is due to the depreciable capital improvements and replacements being placed into service during the last twelve months. The increase in general and administrative expenses is primarily due to an increase in legal costs related to negotiations in connection with the Nonrecourse Promissory Notes.

Included in general and administrative expenses for the six months ended June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $9,985,000 as compared to approximately $8,416,000 June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased approximately $788,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $1,390,000 of cash provided by operating activities partially offset by approximately $212,000 of cash used in investing activities and approximately $390,000 of cash used in financing activities. Cash used in investing activities consists of property improvements and replacements and lease commissions. Cash used in financing activities consists of loan costs associated with refinancing the promissory notes of the Partnership. The Partnership invests its working capital in a money market account.

In order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $49,348,500 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and current and deferred interest of approximately $50,577,000 at June 30, 1999, matured on November 30, 1998. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. The Managing General Partner has contacted the indenture trustee for the Notes and certain holders of Notes regarding this default. In connection with these conversations, the Managing General Partner has proposed that a forbearance agreement for a specific period be entered into pursuant to which the indenture trustee will agree not to exercise its rights with respect to the Partnership's properties while the Partnership markets its properties for sale. There can be no assurance, however, that a forbearance agreement will be entered into or, if entered into, that the Partnership can sell its properties or as to the net sales proceeds generated. The Managing General Partner believes it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full.

In addition to attempting to negotiate a forbearance agreement, on March 9, 1999, the Partnership commenced a tender offer to acquire all of the outstanding Notes. This offer was subject to the Partnership receiving tenders for a minimum of two-thirds of the Notes. The purpose of this tender was to obtain a sufficient percentage of the Notes (two-thirds) in order for the Partnership to be able to vote to approve amendments to the trust indenture. The Partnership's offer was for all of the 98,697 outstanding Notes at $1,423.34 per $1,000 principal amount (the "Purchase Price"), net to the seller in cash. The Purchase Price represented 90% of the principal, current accrued interest and deferred interest at February 15, 1999, which equates to a total Purchase Price of approximately $44,672,000. The offer was ultimately terminated with the Partnership not receiving the minimum percentage.

As a result, if the Partnership is unsuccessful in negotiating a forbearance or other agreement with the indenture trustee or if the Partnership cannot sell its properties for sufficient value, the Partnership may seek to file for bankruptcy. In addition, it is possible that the Partnership will lose its properties through foreclosure. In either event, it is possible that the noteholders will not receive the total amount due on the Notes or the amount offered in the Partnership's offer discussed above. If the properties are foreclosed upon, the Partnership would be dissolved, any available cash would be distributed and limited partners would lose their investment in the Partnership.

If the Partnership is unsuccessful in negotiating a forbearance or other agreement with the indenture trustee or if the Partnership cannot sell its properties for sufficient value, it is likely that the Partnership will lose its properties through foreclosure. If the properties are foreclosed upon, the Partnership would be dissolved, any available cash would be distributed and limited partners would lose their investment in the Partnership.

If the Partnership is successful in obtaining the forbearance agreement, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Commonwealth Center

During the six months ended June 30, 1999 the Partnership completed approximately $31,000 of capital improvement projects at Commonwealth Center, consisting of building improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $168,000 of capital improvements over the next few years. The Partnership has budget, but is not limited to, capital improvements of approximately $38,000 for 1999 at this property which include certain of the required improvements consist of tenant improvements.

Crabtree Office Center

During the six months ended June 30, 1999, the Partnership completed approximately $6,000 of capital improvement projects at Crabtree Office Center, consisting of tenant improvements. These improvements were funded by operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $112,000 of capital improvements over the next few years. The Partnership has budget, but is not limited to, capital improvements of approximately $95,000 for 1999 at this property which include certain of the required improvements consist of tenant improvements.

Highland Park Commerce Center

During the six months ended June 30, 1999, the Partnership did not complete any capital improvement projects at Highland Park. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $141,000 of capital improvements over the next few years. The Partnership has budget, but is not limited to, capital improvements of approximately $100,000 for 1999 at this property which include certain of the required improvements consist of tenant improvements.

Linpro Park I

During the six months ended June 30, 1999, the Partnership did not complete any capital improvement projects at Linpro Office building. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $439,000 of capital improvements over the next few years. The Partnership has budget, but is not limited to, capital improvements of approximately $33,000 for 1999 at this property which include certain of the required improvements consist of parking lot repairs.

Metcalf 103 Office Park

During the six months ended June 30, 1999, the Partnership completed approximately $23,000 of capital improvement projects at Metcalf 103 Office Park, consisting of tenant improvements. These improvements were funded by operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $79,000 of capital improvements over the next few years. The Partnership has budget, but is not limited to, capital improvements of approximately $21,000 for 1999 at this property which include certain of the required improvements consist of tenant improvements.

Harbor Club Downs

During the six months ended June 30, 1999, the Partnership completed approximately $59,000 of capital improvement projects at Harbor Club Downs, consisting primarily of floor covering replacements, landscaping and HVAC upgrades. These improvements were funded by operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $503,000 of capital improvements over the next few years. The Partnership has budget, but is not limited to, capital improvements of approximately $439,000 for 1999 at this property which include certain of the required improvements consist of floor covering replacements, roof repairs, parking lot repairs and landscaping.

The Corners Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $60,000 of capital improvement projects at The Corners consisting primarily of balconies, landscaping and floor coverings. These improvements were funded from operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $388,000 of capital improvements over the next few years. The Partnership has budget, but is not limited to, capital improvements of approximately $73,000 for 1999 at this property which include certain of the required improvements consist of floor covering replacements and landscaping.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

No distributions were made during the six months ended June 30, 1999 or 1998. Future cash distributions will depend on the Partnership's ability to cure its current default on the notes and the terms of any financing obtained for the tender offer. If the Partnership is successful in curing its default, future distributions will also depend upon the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 16, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 27,811.85 (44.99% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $0.80 per unit. The offer expired on July 20, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,930.00 units. As a result, AIMCO and its affiliates currently own 2,940 units of limited partnership interest in the Partnership representing 4.76% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:  None filed during the quarter ended June 30, 1999.

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

                                  Date:      August 16, 1999