Form 10QSB
period 1999-09-30
CENTURY PROPERTIES FUND XX
filed 1999-11-15
CIK 736909

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


ITEM 1.   FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XX

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999



Assets
Cash and cash equivalents                                              $  8,028
Receivables and deposits                                                  3,262
Other assets                                                                823
Investment properties:
Land                                                     $  6,495
Buildings and related personal property                    44,418
                                                           50,913
Less accumulated depreciation                             (20,929)       29,984
                                                                       $ 42,097
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                       $     61
Tenant security deposits payable                                            256
Accrued property taxes                                                      496
Accrued interest-promissory notes                                           615
Other liabilities                                                           104
Non-recourse promissory notes:
Principal                                                                31,386
Deferred interest payable                                                18,564

Partners' Deficit
General partner                                          $ (1,525)
Limited partners (61,814 units issued and
outstanding)                                               (7,860)       (9,385)
                                                                       $ 42,097


                 See Accompanying Notes to Financial Statements

b)

                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                    1999         1998        1999        1998
Revenues:
Rental income                     $ 1,689      $ 1,751     $ 5,693      $ 5,644
Other income                          101          149         513          432
Income from deficiency
  certificate settlement               --           --          91          256
Total revenues                      1,790        1,900       6,297        6,332

Expenses:
Operating                             598          717       1,974        2,091
General and administrative          1,241          186       1,698          610
Depreciation                          418          419       1,277        1,243
Amortization of sales
 commissions and
 organizational costs                  --           81          --          244
Interest to promissory
 note holders                         628          628       1,883        1,883

Property taxes                        171          148         487          445
Total expenses                      3,056        2,179       7,319        6,516

Net loss                          $(1,266)     $  (279)    $(1,022)     $  (184)

Net loss allocated
to general partner (2%)           $   (25)     $    (6)    $   (20)     $    (4)
Net loss allocated
to limited partners (98%)          (1,241)        (273)     (1,002)        (180)
                                  $(1,266)     $  (279)    $(1,022)     $  (184)
Net loss per limited
   partnership unit               $(20.08)     $ (4.42)    $(16.21)     $ (2.91)


                 See Accompanying Notes to Financial Statements

c)

                           CENTURY PROPERTIES FUND XX

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      61,814     $    --     $30,907      $30,907

Partners' deficit at
December 31, 1998                   61,814     $(1,505)    $(6,858)     $(8,363)

Net loss for the nine months
ended September 30, 1999                --         (20)     (1,002)      (1,022)

Partners' deficit at
September 30, 1999                  61,814     $(1,525)    $(7,860)     $(9,385)


                 See Accompanying Notes to Financial Statements

d)
                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999        1998
Cash flows from operating activities:
Net loss                                                   $(1,022)     $  (184)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation                                                 1,277        1,243
Amortization of deferred charges                               167          402
Deferred interest on non-recourse promissory
notes                                                          941          942
Rent abatement                                                  --         (300)
Loss on disposal of property                                    --           26
Change in accounts:
Receivables and deposits                                    (2,451)        (403)
Other assets                                                  (116)          (9)
Accounts payable                                                21            4
Tenant security deposit liabilities                             64           10
Accrued property taxes                                         215          369
Other liabilities                                               28           --
Accrued interest promissory notes                              301          314

Net cash (used in) provided by operating activities           (575)       2,414

Cash flows from investing activities:
Property improvements and replacements                        (505)        (391)
Lease commissions paid                                         (89)        (243)

Net cash used in investing activities                         (594)        (634)

Cash flows used in financing activities:
Distribution paid to general partner                            --          (13)

Net (decrease) increase in cash and cash equivalents        (1,169)       1,767

Cash and cash equivalents at beginning of period             9,197        7,314

Cash and cash equivalents at end of period                 $ 8,028      $ 9,081

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   641      $   628

Supplemental disclosure of non cash investing information:
Tenant improvements funded through rent abatement          $    --      $   300


                 See Accompanying Notes to Financial Statements


e)
                           CENTURY PROPERTIES FUND XX

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Century Properties Fund XX (the "Partnership" or "Registrant") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Nonrecourse Promissory Notes (the "Notes") of approximately $50,565,000 in principal and current and deferred interest at September 30, 1999 matured on November 30, 1998 and are in default. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default and entered into negotiations with the indenture trustee. In connection with these conversations, on October 28, 1999 the Partnership entered into a forbearance agreement with the indenture for us to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. It is uncertain whether the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, it is likely that the Partnership will lose its properties through delivery to auctioneer who would sell the assets for the benefit of the Note holders. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses) $118 $114 Reimbursement for services of affiliates (included in investment properties, operating and general
  and administrative expenses)                                  144       160
Partnership management fees (included in general and
  administrative expenses)                                       36        36


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $118,000 and $114,000 for the nine months ended September 30, 1999 and 1998, respectively. For the Partnership's commercial properties, these services were provided by an unrelated party for the nine month periods ended September 30, 1999 and 1998.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $144,000 and $160,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts include approximately $8,000 and $1,000 of construction oversight costs for both the nine month periods ended September 30, 1999 and 1998, respectively.

In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1999 and 1998; however, the general partner received a partnership management fee of approximately $36,000 and $36,000 in 1999 and 1998, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 7,678 Notes from a noteholder for $450 per Note, or approximately $3,455,000. On February 10, 1999, the Partnership purchased 2,844 Notes from a noteholder for $450 per Note, or $1,280,000. The Notes purchased by the Partnership will be cancelled.

On June 16, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 27,811.85 (approximately 44.99% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $0.80 per unit. The offer expired on July 20, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,930 units. As a result, AIMCO and its affiliates currently own 3,201 units of limited partnership interest in the Partnership representing approximately 5.18% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note H - Legal Proceedings").

NOTE E - CONTINGENCY

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan.
Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The senior obligators have accepted an offer to settle the outstanding amounts due from Lincoln at a discounted rate. The Managing General Partner was obligated to accept the initial settlement which equated to approximately $256,000 during the nine months ended September 30, 1998. The Partnership had not recorded a receivable on the financial statements due to the uncertainty of receiving any funds. The initial settlement related to the cash collateral pool, and the Partnership received further funds of approximately $45,000 during the remaining months of 1998 as well as approximately $91,000 during the nine months ended September 30, 1999. It is anticipated this will be the final payment received by the Partnership.

With receipt of this settlement, the Partnership has recorded income from the settlement in the financial statements. The current settlement relates to the cash available to distribute in the collateral pool.

NOTE F - RENT ABATEMENT

On January 1, 1998, a tenant of Linpro Park I entered into a five year lease agreement. The lease provided for a renovation allowance equal to $7.00 per square foot to reimburse the tenant for improvements made to accommodate the tenant. This allowance is for the twelve month period beginning January 1, 1998, and ending December 31, 1998. As of September 30, 1998, $300,000 of improvements had been completed. The allowance is reflected on the financial statements as a rent abatement and is included as rental income.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property consists of two apartment complexes located in Florida and South Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of five office complexes in Texas, North Carolina (2), Virginia and Kansas. The Partnership leases office space for terms that typically exceed one year.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

                1999               Residential  Commercial    Other      Totals

Rental income                        $ 2,207      $ 3,486    $    --    $ 5,693
Other income                              94           17        402        513
Income from settlement                    --           --         91         91
Interest expense                          --           --      1,883      1,883
Depreciation                             341          936         --      1,277
General and administrative expense        --           --      1,698      1,698
Segment profit (loss)                    862        1,204     (3,088)    (1,022)
Total assets                          11,431       21,194      9,472     42,097
Capital expenditures for investment
  properties                             253          252         --        505

                1998               Residential  Commercial    Other      Totals

Rental income                        $ 2,136      $ 3,508    $    --    $ 5,644
Other income                             126           22        284        432
Income from settlement                    --           --        256        256
Interest expense                          --           --      1,883      1,883
Depreciation                             350          893         --      1,243
Amortization of deferred expense          --           --        244        244
General and administrative expense        --           --        610        610
Segment profit (loss)                    786        1,227     (2,197)      (184)
Total assets                          10,897       21,865      8,901     41,663
Capital expenditures for investment
  properties                             108          283         --        391


NOTE H - SUBSEQUENT EVENT

On November 10, 1999, the Partnership sold Crabtree Office Center to an unaffiliated third party for approximately $6,700,000. The Partnership anticipates that it will recognize a gain on the sale during the fourth quarter of 1999. The net sales proceeds were wired directly to the Indentured Trustee, as required by the forbearance agreement (see "Item 2. Management's Discussion and Analysis or Plan of Operations, Capital Resources and Liquidity").

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note C - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes, three office buildings, and two business parks. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Commonwealth Centre (1)                      88%        96%
Dallas, TX
Crabtree Office Center                       96%        97%
   Raleigh, North Carolina
Linpro Park I (2)                           100%        94%
   Reston, Virginia
Metcalf 103 Office Park (3)                  93%        97%
   Overland Park, Kansas
Highland Park Commerce Center (4)            89%        98%
   Charlotte, North Carolina
Harbor Club Downs                            96%        94%
   Palm Harbor, Florida
The Corners Apartments (5)                   94%        91%
   Spartanburg, South Carolina

(1) The decrease in occupancy at Commonwealth Center is due to the loss of one tenant occupying 8,029 square feet, which represents approximately 7% of the total space.
(2) The increase in occupancy at Linpro Park I is due to the addition of one tenant occupying the remaining available space.
(3) The decrease in occupancy at Metcalf 103 Office Park is due to the loss of two tenants in July 1999.
(4) The decrease in occupancy at Highland Park Commerce Center is due to the loss of two tenants occupying 7,654 square feet, which represents approximately 8% of the total space.
(5) The increase in occupancy at The Corners Apartments is due to an increased marketing effort and a strong economy in the Spartanburg area.


Capital Resources and Liquidity

In order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $49,348,500 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and current and deferred interest of approximately $50,565,000 at September 30, 1999, matured on November 30, 1998. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. In an effort to resolve this default, the Managing General Partner contacted the indenture trustee for the Note holders. In connection with these conversations, on October 29, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reseres and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Accordingly, the Partnership is currently marketing all of its remaining properties for sale. If the Partnership is unsuccessful in selling its properties for sufficient value, it is likely that the Partnership will lose its properties through delivery to auctioneer. If the properties are delivered to auctioneer, the Partnership would be dissolved, any available cash would be distributed to the note holders and the limited partners would lose their investment in the Partnership. It is expected that the Partnership will recognize a gain from the sale or auction of the properties.

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $8,028,000 as compared to approximately $9,081,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents decreased approximately $1,169,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $575,000 of cash used in operating activities and approximately $594,000 of cash used in investing activities. Cash used in investing activities consists of property improvements and replacements and lease commissions. The Partnership invests its working capital reserves in a money market account.

On November 10, 1999, the Partnership sold Crabtree Office Center to an unaffiliated third party for approximately $6,700,000. The Partnership anticipates that it will recognize a gain on the sale during the fourth quarter of 1999. The net sales proceeds were wired directly to the Indentured Trustee, as required by the forbearance agreement (see "Item 2. Management's Discussion and Analysis or Plan of Operations, Capital Resources and Liquidity").

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Commonwealth Center

During the nine months ended September 30, 1999, the Partnership completed approximately $33,000 of capital improvement projects at Commonwealth Center, consisting of building improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $168,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $38,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Crabtree Office Center

During the nine months ended September 30, 1999, the Partnership completed approximately $118,000 of capital improvement projects at Crabtree Office Center, consisting of tenant improvements. These improvements were funded by operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $112,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $95,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Highland Park Commerce Center

During the nine months ended September 30, 1999, the Partnership did not complete any capital improvement projects at Highland Park. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $141,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $100,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Linpro Park I

During the nine months ended September 30, 1999, the Partnership completed approximately $46,000 of capital improvement projects at Linpro Office building consisting primarily of landscaping. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $439,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $33,000 for 1999 at this property which include certain of the required improvements and consist of parking lot resurfacing.

Metcalf 103 Office Park

During the nine months ended September 30, 1999, the Partnership completed approximately $54,000 of capital improvement projects at Metcalf 103 Office Park, consisting of building and tenant improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $79,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $21,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Harbor Club Downs

During the nine months ended September 30, 1999, the Partnership completed approximately $163,000 of capital improvement projects at Harbor Club Downs, consisting primarily of floor covering replacements, roof replacements, fencing and HVAC upgrades. These improvements were funded by operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $503,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $439,000 for 1999 at this property which include certain of the required improvements and consist of floor covering replacements, roof replacements, parking lot resurfacing and landscaping.

The Corners Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $91,000 of capital improvement projects at The Corners consisting primarily of balcony replacements, landscaping, appliance replacements, structural improvements and floor covering replacements. These improvements were funded from operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $388,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $73,000 for 1999 at this property which include certain of the required improvements and consist of floor covering replacements and landscaping.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

No distributions were made during the nine months ended September 30, 1999 or 1998. Future cash distributions will depend on the Partnership's ability to cure its current default on the Notes. If the Partnership is successful in curing its default, future distributions will also depend upon the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1999 or subsequent periods.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 1999 was approximately $1,022,000 as compared to a net loss of $184,000 for the nine months ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was approximately $1,266,000 as compared to a net loss of approximately $279,000 for the three months ended September 30, 1998. The increase in net loss for the three and nine months ended September 30, 1999, is attributable to a decrease in total revenues and an increase in total expenses.

Total revenues for the comparable nine month periods decreased due to a decrease in income from a deficiency certificate settlement (refer to "Item 1. Financial Statements, Note E - Contingency" for further discussion) partially offset by a slight increase in rental income for the nine months ended September 30, 1999. The increase in rental income is primarily due to an increase in average occupancy at Harbor Club Downs, The Corners, and Linpro Park I. Total expenses increased primarily due to an increase in general and administrative expenses, which was partially offset by a decrease in amortization of sales commissions and organizational costs. General and administrative expenses increased due to professional fees and expenses associated with the Partnership's attempt to secure alternative financing for the non recourse promissory notes which matured November 30, 1998. The decrease in amortization of sales commissions and organizational costs is attributable to the assets becoming fully depreciated in the fourth quarter 1998.

Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Tender Offer

On June 16, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 27,811.85 (44.99% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $0.80 per unit. The offer expired on July 20, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,930 units. As a result, AIMCO and its affiliates currently own 3,201 units of limited partnership interest in the Partnership representing 5.18% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note H - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note C - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K: None filed during the quarter ended September 30, 1999



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



                              CENTURY PROPERTIES FUND XX


                              By:  FOX PARTNERS III
                                   Its General Partner


                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: