Form 10KSB
period 1999-12-31
CENTURY PROPERTIES FUND XX
filed 2000-04-11
CIK 736909

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 1999

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

                     Units of Limited Partnership Interests

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $8,954,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

General

Century Properties Fund XX (the "Partnership" or "Registrant") was organized as a limited partnership under the Uniform Limited Partnership laws of California as of December 1983. The Partnership's general partner is Fox Partners III, a California general partnership. The general partners of Fox Partners III are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner and NPI Equity Investments II Corporation, the managing general partner of FRI, are subsidiaries of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008, unless terminated prior to such date.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-88615), was declared effective by the Securities and Exchange Commission on February 22, 1984. The Partnership marketed its securities pursuant to its Prospectus dated February 22, 1984, and November 8, 1984, which were thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

Beginning in February 1984 through April 1985, the Partnership offered $35,000,000 in Individual Investor Units and $65,000,000 in Pension Investors Notes ("Non-Recourse Promissory Notes" or "Promissory Notes"), and sold $30,907,000 and $49,348,500, respectively. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions. The net proceeds of this offering were used to purchase four income-producing real estate properties including one property which was acquired in two phases, and to fund seven mortgage loans totaling $31,568,000. The Partnership's original property portfolio was geographically diversified with properties acquired and properties on which mortgage loans were funded in seven states. The Partnership's acquisition and mortgage loan funding activities were completed in February 1986 and since then the principal activity of the Partnership has been managing its portfolio. Two mortgage loans were prepaid in 1989, one was prepaid in 1991, and another was satisfied in 1994. In April 1991, the Partnership finalized foreclosure proceedings on Metcalf 103 Office Park which secured a mortgage loan and during 1992 finalized foreclosure proceedings against the borrowers on two additional mortgage loans (Harbor Club Downs and The Corners Apartments). The remaining mortgage loan was prepaid in 1992. Two of the commercial properties were sold in 1999. See "Item 2. Description of Properties" below for a description of the Partnership's properties (see "Item 6. Management's Discussion and Analysis or Plan of Organization" for a description of the sale of Crabtree Office Center and Commonwealth Center).

At December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Nonrecourse Promissory Notes (the "Notes") were in default due to nonpayment upon maturity on November 30, 1998. The Managing General Partner contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer who would sell the assets for the benefit of the Note holders.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner for the Partnership's residential properties. With respect to the Partnership's commercial properties, management is performed by an unaffiliated third party management company.

The real estate business in which the Partnership is engaged is highly competitive. There are other properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Partnership's properties and the rents that may be charged for such apartments and space. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, they own an insignificant percentage of total apartment units in the United States and competition for the apartments is local. The Managing General Partner is not a significant factor in commercial real estate in the United States.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                  Date of
Property                          Purchase  Type of Ownership (2)         Use

Linpro Park I                      03/85    Fee ownership             Office Building
  Reston, Virginia                                                    75,000 sq. ft.

Metcalf 103 Office Park            04/91    Fee ownership             Office Building
  Overland Park, Kansas                                               62,000 sq. ft.

Highland Park Commerce Center       (1)     Fee ownership             Business Park
  Charlotte, North Carolina                                           106,000 sq. ft.

Harbor Club Downs                  05/92    Fee ownership             Apartment
  Palm Harbor, Florida                                                272 units

The Corners Apartment              11/92    Fee ownership             Apartment
  Spartanburg, South Carolina                                         176 units

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

                          Gross
                         Carrying     Accumulated                         Federal
Property                  Value      Depreciation    Rate     Method     Tax Basis
                             (in thousands)                           (in thousands)
Linpro                   $ 8,930          (1)      5-39 yrs    S/L        $ 4,078
Metcalf                    3,149          (1)      5-39 yrs    S/L          2,770
Highland Park              5,680          (1)      5-39 yrs    S/L          4,630
Harbor Club               10,622          (1)      5-39 yrs    S/L          7,224
The Corners                3,760          (1)      5-30 yrs    S/L          2,956
  Total                  $32,141                                          $21,658

(1) As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated any further.

See "Note B" of the financial statements in "Item 7. Financial Statements" for a description of the Partnership's former depreciation policy.

The Partnership has Non-Recourse Promissory Notes secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. It is uncertain whether the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer who would sell the assets for the benefit of the Note holders.

Schedule of Rental Rate and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property were:

                                  Average Annual                    Average
                                   Rental Rates                    Occupancy
Property                       1999             1998           1999         1998
Linpro                     $20.36/sq.ft.    $19.68/sq.ft.      100%          96%
Metcalf                     12.02/sq.ft.     11.61/sq.ft.       92%          97%
Highland Park                9.61/sq.ft.      9.53/sq.ft.       87%          97%
Harbor Club                  8,310/unit       7,900/unit        96%          94%
The Corners                  5,982/unit       5,714/unit        94%          91%

The increase in occupancy at Linpro is due to the addition of one tenant occupying the remaining available space. The decrease in occupancy at Metcalf is due to the loss of three tenants during the year of 1999. The decrease in occupancy at Highland Park Commerce Center is due to the loss of five tenants occupying 12,464 square feet, which represents approximately 12% of the total space. The increase at The Corners Apartments is due to increased marketing efforts and a strong economy in the Spartanburg, South Carolina area.

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

The following is a schedule of the lease expirations for the years 2000-2009:

                      Number of          Square           Annual         % of Gross
                     Expirations          Feet             Rent         Annual Rent
                                                      (in thousands)
Linpro
2000 - 2001               --                 --               --              --
2002                       6             65,879           $1,392           88.61%
2003                       1              3,402               77            4.91%
2004                      --                 --               --              --
2005                       1              4,523              102            6.48%
2006 - 2009               --                 --               --              --

Metcalf
2000                       5             22,362           $  243           35.63%
2001                       8             15,262              174           25.59%
2002                       1              5,834               79           11.56%
2003                       3              6,793               94           13.76%
2004                       2              3,320               55            8.06%
2005 - 2009               --                 --               --              --

Highland Park
2000                       9             46,015           $  442           50.41%
2001                       4             15,099              163           18.65%
2002                       3             10,221               74            8.49%
2003                      --                 --               --              --
2004                       1             15,010              131           14.99%
2005                       1                600                8            0.96%
2006                      --                 --               --              --
2007                       1              4,212               57            6.49%
2008-2009                 --                 --               --              --


The following schedule reflects information on tenants occupying 10% or more of leasable square footage at December 31, 1999:

      Nature of           Square Footage       Annual Rent Per         Lease
       Business               Leases             Square Foot         Expiration

Linpro
 Government Agency            57,122               $21.48            12/31/2002
 Real Estate                   8,757                18.85            12/15/2002
Metcalf
 Business Offices             18,677                10.63            10/31/2000
Highland Park
 Software Designer            20,426                 9.50            10/31/2000
 Bank                         15,010                 8.75            03/31/2004

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                      1999             1999
                                    Billing            Rate
                                 (in thousands)

              Linpro                  $104             1.29%
              Metcalf                  109             2.98%
              Highland Park             81             1.20%
              Harbor Club              185             2.17%
              The Corners               96             2.53%

Capital Improvements:

Linpro Park I

The Partnership completed approximately $24,000 in capital expenditures at Linpro Park I as of December 31, 1999, consisting primarily of tenant improvements and major landscaping. These improvements were funded from operating cash flow. This property was sold subsequent to year end.

Metcalf 103 Office Park

The Partnership completed approximately $51,000 in capital expenditures at Metcalf 103 Office Park as of December 31, 1999, consisting primarily of building improvements and tenant improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. As the property is currently being held for sale, improvements are anticipated to be made only on an as needed basis to maintain the property is good condition for sale.

Highland Park Commerce Center

The Partnership completed approximately $45,000 in capital expenditures at Highland Park Commerce Center as of December 31, 1999, consisting primarily of tenant improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. As the property is currently being held for sale, improvements are anticipated to be made only on an as needed basis to maintain the property is good condition for sale.

Harbor Club Downs

The Partnership completed approximately $410,000 in capital expenditures at Harbor Club Downs as of December 31, 1999, consisting primarily of roof replacements, floor covering replacements, parking lot improvements, and electrical upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $81,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Corners Apartments

The Partnership completed approximately $92,000 in capital expenditures at The Corners Apartments as of December 31, 1999, consisting primarily of structural improvements, floor covering replacements, and HVAC upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $52,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Commonwealth Center

The Partnership completed approximately $70,000 in capital improvements at Commonwealth Center in 1999 consisting primarily of building improvements. The property was sold December 30, 1999.

Crabtree Office Center

The Partnership completed approximately $119,000 in capital improvements at Crabtree Office Center in 1999 consisting primarily of tenant improvements. The property was sold November 10, 1999.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note D - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 61,814 Individual Investor Units during its offering period through April 1985. The Partnership currently has 1,772 holders of record owning an aggregate of 61,814 Units. An affiliate of the Managing General Partner owns 3,601 Units or 5.826%. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 1999 or 1998. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. It is uncertain whether the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer who would sell the assets for the benefit of the Note holders.

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

Results of Operations

At December 31, 1999, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its investment properties. In order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $49,348,500 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and accrued interest of approximately $36,555,000 at December 31, 1999, matured on November 30, 1998. See discussion in "Liquidity and Capital Resources" regarding the adoption of liquidation basis.

Prior to adopting the liquidation basis of accounting, the Partnership realized a net loss for the year ended December 31, 1999 of approximately $931,000 as compared to a net loss of $184,000 for the year ended December 31, 1998. The increase in net loss for the year ended December 31, 1999, is attributable to an increase in total expenses which more than offset an increase in total revenues.

Total revenues for the comparable periods increased due to a net gain on the sale of Commonwealth Center and Crabtree Office Center. Excluding the net gain and results of operations for Commonwealth Center and Crabtree Office Center for 1999 and 1998, the Partnership realized an increase in net loss for the year ended December 31, 1999. The increase in net loss is due to an increase in total revenues which was offset by an increase in total expenses. The increase in total revenues is due to an increase in income from a deficiency certificate settlement (see "Item 7. Financial Statements, Note J - Contingency" for further discussion). Total expenses increased primarily due to an increase in general and administrative expenses, which was partially offset by a decrease in interest on the promissory notes and amortization of sales commissions and organizational costs. General and administrative expenses increased due to professional fees and expenses associated with the Partnership's attempt to secure alternative financing for the non recourse promissory notes which matured November 30, 1998. The decrease in interest on the promissory notes is due to the reduction of the principal amount of the notes.

Included in general and administrative expenses for the year ended December 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On November 10, 1999, the Partnership sold Crabtree Office Center to an unaffiliated third party for approximately $6,700,000. The Partnership recognized a gain of approximately $1,505,000 on the sale during the year ended December 31, 1999. The net sales proceeds of approximately $6,494,000 were paid directly to the indenture trustee, as required by the forbearance agreement.

On December 30, 1999, the Partnership sold Commonwealth Center to an unaffiliated party for approximately $1,950,000. The Partnership recognized a loss of approximately $650,000 during the year ended December 31, 1999. The net sales proceeds of approximately $1,862,000 were paid directly to the indenture trustee as required by the forbearance agreement.

The following unaudited pro-forma information reflects the operations of the Partnership for the years ended December 31, 1999 and 1998, as if Crabtree Office Center and Commonwealth Center had been sold January 1, 1998.

                                                1999                1998
                                           (in thousands, except per unit data)

Revenues                                      $ 6,897              $ 6,944
Net loss                                       (1,883)                (511)
Net loss per limited partnership unit          (29.85)               (8.10)

In March 2000 the Partnership sold Linpro Park I to an unaffiliated third party for approximately $8,900,000, net of closing costs.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Partnership will liquidate during 2000 (see "Item 7. Financial Statements, Note A"). The nonrecourse promissory notes matured on November 30, 1998 and all of the remaining properties are being marketed for sale. In addition, the Partnership suffers from inadequate liquidity. In addition, there are no other capital resources available to the Partnership.

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,718,000, as compared to approximately $9,197,000 at December 31, 1998. Cash and cash equivalents decreased by approximately $7,479,000 from the Partnership's previous year ended December 31, 1998. The decrease is due to approximately $8,971,000 of cash used in financing activities and approximately $5,957,000 of cash used in operating activities offset by approximately $7,449,000 of cash provided by investing activities. Cash used in financing activities consists of principal payments on the promissory notes. Cash provided by investing activities consists of proceeds from the sale of Commonwealth Center and Crabtree Office Center partially offset by property improvements and replacements and lease commissions paid. The Partnership invests its working capital reserves in money market accounts.

Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and accrued interest of approximately $36,555,000 at December 31, 1999, matured on November 30, 1998. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. The Managing General Partner has contacted the indenture trustee and entered a forbearance agreement on October 29, 1999. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. It is uncertain whether the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer who would sell the assets for the benefit of the Note holders.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1999 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The Managing General Partner estimates the liquidation process will be completed by June 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $8,921,000 which is included in the Statement of Changes in Partners' Deficit/Net Liabilities in Liquidation. The adjustments are summarized as follows:

                                                      (Increase) Decrease
                                                      in Net Liabilities
                                                        (in thousands)
Adjustment from book value of properties and
  improvements to estimated net realizable value            $ 9,530

Adjustment of other assets                                     (609)

Net decrease in net liabilities                             $ 8,921

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 1999 or 1998.

Subsequent Event

In March 2000, the Partnership sold Linpro Park I to an unaffiliated third party for approximately $8,900,000, net of closing costs.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XX

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors

Report of Imowitz, Koenig & Co., LLP, Independent Auditors

Statement of Net Liabilities in Liquidation - December 31, 1999

Statements of Operations - Years ended December 31, 1999 and 1998

Statements of Changes in Partners' Deficit/Net Liabilities in Liquidation for the years ended December 31, 1999 and 1998

Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors




The Partners
Century Properties Fund XX

We have audited the accompanying statement of net liabilities in liquidation of Century Properties Fund XX as of December 31, 1999 and the related statements of operations, changes in partners' deficit/net liabilities in liquidation and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note A, due to the imminent disposal of its investment properties, the Managing General Partner has decided, effective December 31, 1999, to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of December 31, 1999 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Century Properties Fund XX at December 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                                            /s/Ernst & Young LLP


Greenville, South Carolina
March 24, 2000

                          Independent Auditors' Report

To the Partners
Century Properties Fund XX
Greenville, South Carolina

We have audited the accompanying statements of operations, partners' deficit and cash flows of Century Properties Fund XX (a limited partnership) (the "Partnership") for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Century Properties Fund XX for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                    /s/IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants

New York, NY
March 10, 1999

                           CENTURY PROPERTIES FUND XX

                   STATEMENT OF NET LIABILITIES IN LIQUIDATION
                       (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $ 1,718
   Receivables and deposits                                                     678
   Debt trustee escrow                                                        2,270
   Investment properties                                                     32,141

                                                                             36,807

Liabilities
   Accounts payable                                                              82
   Tenant security deposit payable                                              125
   Accrued property taxes                                                       242
   Other liabilities                                                            176
   Non-recourse promissory notes (Note A)                                    36,555

                                                                             37,180

Net liabilities in liquidation                                               $ (373)

              See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                             Years Ended December 31,
                                                                1999         1998
Revenues:
   Rental income                                              $ 7,378       $ 7,634
   Other income                                                   630           547
   Income from deficiency certificate settlement
     (Note J)                                                      91           301
   Gain on sale of investment properties                          855            --
        Total revenues                                          8,954         8,482

Expenses:
   Interest to promissory note holders                          2,394         2,511
   Operating                                                    2,676         2,777
   Depreciation                                                 1,658         1,661
   Amortization of sales commissions and organizational
     costs                                                         --           298
   General and administrative                                   2,404           833
   Property taxes                                                 753           586
        Total expenses                                          9,885         8,666

Net loss                                                       $ (931)      $ (184)

Net income (loss) allocated to general partner                 $ 252         $ (4)

Net loss allocated to limited partners                         (1,183)         (180)

                                                               $ (931)      $ (184)

Net loss per limited partnership unit                         $(19.14)      $ (2.91)

              See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

    STATEMENT OF CHANGES IN PARTNERS' DEFICIT/NET LIABILITIES IN LIQUIDATION
                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions          61,814        $ --       $30,907     $30,907

Partners' deficit at
   December 31, 1997                    61,814       $(1,475)    $(6,678)    $(8,153)

Net loss for the year ended
   December 31, 1998                        --            (4)       (180)       (184)

Distributions paid to partners              --           (26)         --         (26)

Partners' deficit at
   December 31, 1998                    61,814        (1,505)     (6,858)     (8,363)

Net income (loss) for year ended
   December 31, 1999                        --           252      (1,183)       (931)

Partners' deficit at
   December 31, 1999                    61,814       $(1,253)    $(8,041)     (9,294)

Adjustment to liquidation
   basis (Notes A & C)                                                         8,921

Net liabilities in liquidation
   at December 31, 1999                                                       $ (373)


              See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Year Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:
  Net loss                                                       $ (931)     $ (184)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation                                                    1,658       1,661
   Amortization of deferred charges                                  216         504
   Interest on non-recourse promissory notes                          --       1,256
   Rent abatement                                                     --        (392)
   Loss on disposal of property                                       --          26
   Gain on sale of investment properties                            (855)         --
   Change in accounts:
      Receivables and deposits                                       133        (551)
      Debt trustee escrow                                         (2,270)         --
      Other assets                                                  (127)          2
      Accounts payable                                                42          (8)
      Tenant security deposit liabilities                            (67)         10
      Accrued property taxes                                         (39)        268
      Other liabilities                                               80          12
      Deferred interest                                           (3,483)         --
      Accrued interest                                              (314)         --

          Net cash (used in) provided by operating
            activities                                            (5,957)      2,604

Cash flows from investing activities:
  Property improvements and replacements                            (811)       (440)
  Lease commissions paid                                             (96)       (255)
  Proceeds from sale of investment properties                      8,356          --

          Net cash provided by (used in) investing
            activities                                             7,449        (695)

Cash flows from financing activities:
  Cash distributions to general partner                               --         (26)
  Non-recourse promissory notes principal payments                (8,971)         --

          Net cash used in financing activities                   (8,971)        (26)

Net (decrease) increase in cash and cash equivalents              (7,479)      1,883

Cash and cash equivalents at beginning of period                   9,197       7,314
Cash and cash equivalents at end of period                      $ 1,718      $ 9,197

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 5,667      $ 1,255

Supplemental disclosure of non-cash investing information:
  Tenant improvements funded through rent abatement               $ --        $ 392

              See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

Note A - Basis of Presentation

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment properties.

The Partnership's Nonrecourse Promissory Notes (the "Notes") of approximately $49,323,000 in principal and accrued interest were in default due to nonpayment upon maturity on November 30, 1998. The Notes are secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. It is uncertain whether the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer who would sell the assets for the benefit of the Note holders.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The Managing General Partner estimates that the liquidation process will be completed by June 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Significant Accounting Policies

Organization:   The   Partnership   was  organized  under  the  Uniform  Limited
Partnership Laws of California as of December 1983. The general partner responsible for management of the Partnership's business is Fox Partner III (the "General Partner"). The general partners of Fox Partners III are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox 84, a California general partnership. The Managing General Partner and NPI Equity Investments II, Inc., the managing general partner of FRI, are subsidiaries of Apartment Investment And Management Company ("AIMCO") (see "Note D - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2008 unless terminated prior to such date. The Partnership operates three commercial properties and two apartment properties.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distributions: Net income, net loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's Non-Recourse Promissory Notes is not practicable to estimate due to their maturity in November 1998.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated any further.

Deferred Charges: Sales commissions and organization expenses related to the Notes were deferred and amortized by the straight-line method over the life of the Promissory Notes. These costs became fully amortized at the maturity date of November 30, 1998. Leasing commissions were deferred and amortized over the lives of the related leases. Such amortization was charged to operating expense. At December 31, 1999, these leasing commissions were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

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

Investment Properties: Investment properties consist of three commercial properties and two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustment for impairment of value was recorded in the year ended December 31, 1998. As a result of the Partnership adopting the liquidation basis of accounting, the investment properties were adjusted to their estimated net realizable values at December 31, 1999. The effect of adoption was to increase the carrying value of the investment properties by approximately $9,530,000.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note L" for required disclosure.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $61,000 and $59,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to 1998 balances to conform to the 1999 presentation.

Note C - Adjustment to Liquidation Basis of Accounting

At December 31, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $8,921,000 which is included in the Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                             (Increase) Decrease
                                                              in Net Liabilities
                                                                (in thousands)
 Adjustment from book value of property and
    improvements to estimated net realizable value                 $ 9,530
 Adjustment of other assets                                           (609)
 Net decrease in net liabilities                                   $ 8,921


Note D - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                           1999          1998
Net loss as reported                     $ (931)        $ (184)
Add (deduct):
   Depreciation differences                 (606)         (501)
   Original issue discount                    --          (763)
   Change in prepaid rental                   67           (28)
   Capitalized expenses                       --            40
   Other                                     272           (91)
   Sale of investment properties            (829)           --
Federal taxable loss                     $(2,027)      $(1,527)
Federal taxable loss per limited
   partnership unit                      $(32.65)      $(24.00)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                     1999

Net liabilities in liquidation                     $  (373)
   Land and buildings                                7,176
   Accumulated depreciation                        (17,659)
   Syndication costs                                 4,551
   Other                                               661
Net liabilities - Federal tax basis               $ (5,644)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expense incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                    1999        1998
                                                     (in thousands)
Property management fees (included in
  operating expense)                               $ 159        $ 154

Reimbursement for services of affiliates
  (included in investment properties and
  operating and general and administrative
  expenses)                                          187          212

Partnership management fees (included in
  general and administrative expenses)               390           72

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. These services were performed by affiliates of the Managing General Partner. The Registrant paid to such affiliates approximately $159,000 and $154,000 for the years ended December 31, 1999 and 1998, respectively. For the Registrant's commercial properties, these services were provided by an unrelated party for the years ended December 31, 1999 and 1998.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $187,000 and $212,000 for the years ended December 31, 1999 and 1998, respectively.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1999 or 1998; however, the general partner received a partnership management fee of approximately $390,000 and $72,000 in 1999 and 1998, respectively.

Note G - Significant Tenant and Minimum Future Rental Revenues

Rental revenue from one tenant at Linpro Park I represented approximately 16% of total Partnership rental income in 1999 and 1998. The tenant's lease is scheduled to expire in December 2002.

Minimum future rental revenues from operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1999, are as follows (in thousands):

                               2000             $ 3,104
                               2001               2,320
                               2002               2,191
                               2003                 521
                               2004                 317
                            Thereafter              105
                                                $ 8,558

Amortization of deferred leasing commissions totaled approximately $216,000 and $206,000 for the years ended December 31, 1999 and 1998, respectively.

Note H - Sale of Investment Properties

On November 10, 1999, the Partnership sold Crabtree Office Center to an unaffiliated third party for approximately $6,700,000. The Partnership recognized a gain of approximately $1,505,000 on the sale during the year ended December 31, 1999. The net sales proceeds of approximately $6,494,000 were paid directly to the indenture trustee, as required by the forbearance agreement. The sale transaction is summarized as follows (amounts in thousands):

         Sales price, net of selling costs                    $ 6,494
         Net real estate (1)                                   (4,877)
         Net other assets                                        (112)
         Gain on sale of real estate                          $ 1,505

(1) Real estate at cost, net of accumulated depreciation of approximately $3,965,000.

On December 30, 1999, the Partnership sold Commonwealth Center to an unaffiliated third party for approximately $1,950,000. The Partnership recognized a loss of approximately $650,000 during the year ended December 31, 1999. The net sales proceeds of approximately $1,862,000 were paid directly to the indenture trustee as required by the forbearance agreement. The sale transaction is summarized as follows (amounts in thousands):

         Sales price, net of selling costs                    $ 1,862
         Net real estate (2)                                   (2,421)
         Net other assets                                         (91)
         Loss on sale of real estate                          $  (650)

(2) Real estate at cost, net of accumulated depreciation of approximately $4,104,000.

In March 2000 the Partnership sold Linpro Park I to an unaffiliated third party for approximately $8,900,000, net of closing costs.

Note I - Real Estate and Accumulated Depreciation

                                            Initial Cost
                                           To Partnership
                                           (in thousands)
                                                                  Net Cost
                                                  Buildings      (Removed)      Adjustment
                                                 and Related    Capitalized         To
                                                   Personal    Subsequent to   Liquidation
    Description      Encumbrances (1)    Land      Property     Acquisition       Basis
                                                                     (in thousands)
Linpro Park I              $   --       $ 1,089    $ 7,882         $ (488)        $  447
Metcalf 103
  Office Park                  --           810      1,565            880           (106)
Highland Park                  --         1,256      7,884          1,450         (4,910)
Harbor Club Downs              --         1,416      6,864          1,198          1,144
The Corners                    --           419      3,102            525           (286)

      Totals               $   --       $ 4,990    $27,297        $ 3,565        $(3,711)


(1) The Non-Recourse Promissory Notes are secured by deed of trust on all properties owned by the Partnership. See "Note A" for further discussion.

                   Gross Amount At Which Carried
                       At December 31, 1999
                          (in thousands)
                             Buildings
                            And Related                        Year of
                             Personal            Accumulated  Construc-     Date     Depreciable
Description          Land    Property    Total   Depreciation    tion     Acquired   Life-Years

Linpro Park I       $ 693     $ 8,237   $ 8,930      (1)         1982       03/85       5-39
Metcalf 103
  Office Park          810      2,339     3,149      (1)         1973       04/91       5-39
Highland Park        1,231      4,449     5,680      (1)         1986    11/85-02/86    5-39
Harbor Club Downs    1,416      9,206    10,622      (1)         1986       05/92       5-39
The Corners            419      3,341     3,760      (1)         1974       11/92       5-30

Total              $ 4,569    $27,572   $32,141

(1) As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated any further.

Reconciliation of Real Estate and Accumulated Depreciation:


                                              Years Ended December 31,
                                                 1999          1998
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $ 50,408      $ 49,623
   Property improvements                            811           440
   Rent abatement                                    --           392
   Disposal of property                              --           (47)
   Sale of investment properties                (15,367)           --
   Adjustment to liquidation basis               (3,711)           --
Balance at end of year                         $ 32,141      $ 50,408

Accumulated Depreciation
Balance at beginning of year                   $ 19,652      $ 18,012
   Additions charged to expense                   1,658         1,661
   Disposals of property                             --           (21)
   Sale of investment properties                 (8,069)           --
   Adjustment to liquidation basis              (13,241)           --
Balance at end of year                         $     --      $ 19,652


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $39,317,000 and $58,008,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 1999 and 1998 respectively, is approximately $17,659,000 and $26,886,000.

Note J - Contingency

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan. Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The senior obligators have accepted an offer to settle the outstanding amounts due from Lincoln at a discounted rate. The Managing General Partner was obligated to accept the initial settlement which equated to approximately $256,000. Prior to this settlement, the Partnership had not recorded a receivable on the financial statements due to the uncertainty of receiving any funds. The initial settlement related to the cash collateral pool, and the Partnership received further funds of approximately $45,000 during the remaining months of 1998 as well as approximately $91,000 during the year ended December 31, 1999. It is anticipated this will be the final payment received by the Partnership.

With receipt of this settlement, the Partnership has recorded income from the settlement in the financial statements. The current settlement relates to the cash available to distribute in the collateral pool.

Note K - Rent Abatement

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

Note L - Disclosures about Segments of an Enterprise and Related Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: commercial properties and residential properties. The Partnership's commercial property segment consists of three office complexes in Virginia, Kansas, and North Carolina. The Partnership leases office space for terms that typically exceed one year. The residential property segment consists of two apartment complexes in Florida and South Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and services.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999                                     Residential  Commercial    Other      Totals

Rental income                              $ 2,981      $ 4,397      $ --      $ 7,378
Other income                                   137           32        461         630
Income from settlement                          --           --         91          91
Gain on sale of investment properties           --          855         --         855
Interest expense                                --           --      2,394       2,394
Depreciation                                   458        1,200         --       1,658
General and administrative expense              --           --      2,404       2,404
Segment profit (loss)                        1,204        2,111     (4,246)       (931)
Net liabilities in liquidation                  --           --       (373)       (373)
Capital expenditures for investment
  properties                                   502          309         --         811


1998                                    Residential  Commercial    Other      Totals

Rental income                             $ 2,864      $ 4,770      $ --     $ 7,634
Other income                                  166           26        355        547
Income from settlement                         --           --        301        301
Interest expense                               --           --      2,511      2,511
Depreciation                                  471        1,190         --      1,661
Amortization of deferred charges               --           --        298        298
General and administrative expense             --           --        833        833
Segment profit (loss)                       1,087        1,715     (2,986)      (184)
Total assets                               10,745       21,890      8,914     41,549
Capital expenditures for investment
  properties                                  133          699         --        832

Note M - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note D - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8.     Changes  in  and  Disagreements  with  Accountants  and  Financial
            Disclosure

As of December 10, 1999 Imowitz Koenig & Co., LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of the Partnership, was terminated. As of the same date, the firm of Ernst & Young LLP was engaged as the independent accountant for the Registrant.

The audit reports of Imowitz Koenig & Co., LLP on the financial statements of the Partnership as of and for the years ended December 31, 1998 and 1997, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The audit reports were modified as to the uncertainty of the Registrant's ability to continue as a going concern.

The decision to change accountants was approved by the board of directors of the managing general partner of the Partnership on December 10, 1999.

During the Partnership's calendar year ended December 31, 1998 and the subsequent interim periods preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the calendar year ended December 31, 1998 and through December 10, 1999, the Partnership did not consult Ernst & Young LLP regarding any matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XX (the "Partnership" or the "Registrant") has no officers or directors. The names and ages of, as well as the positions and offices held by, the present executive officers and director of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") are set forth below. The Managing General Partner manages and controls substantially all of the partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                               Number of Units         Percentage

Insignia Properties LP                       10                 .016%
  (an affiliate of AIMCO)
AIMCO Properties LP                       3,591                5.810%
  (an affiliate of AIMCO)
Independent Life & Accident               3,180                5.145%
  (unrelated party)

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado, 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                    1999        1998
                                                    (in thousands)
Property management fees                           $ 159       $ 154
Reimbursement for services of affiliates             187         212
Partnership management fees                          390          72

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. These services were performed by affiliates of the Managing General Partner. The Registrant paid to such affiliates approximately $159,000 and $154,000 for the years ended December 31, 1999 and 1998, respectively. For the Registrant's commercial properties these services were provided by an unrelated party for the years ended December 31, 1999 and 1998.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $187,000 and $212,000 for the years ended December 31, 1999 and 1998, respectively.

In accordance with the Partnership Agreement, the general partner is allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1999 or 1998; however, the general partner received a partnership management fee of approximately $390,000 and $72,000 in 1999 and 1998, respectively.

Item 13.    Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       (b)  Reports on Form 8-K filed in the fourth  quarter of calendar  year
            1999:

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

                                    CENTURY PROPERTIES FUND XX

                                    By:   FOX PARTNERS III,
                                          Its General Partner

                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Its Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                      Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit

2 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Current Report on Form 8-K dated October 1, 1998.

3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated February 22, 1984, and November 8, 1984, and thereafter supplemented contained in the Partnership Registration Statement on Form S-11 (Reg. No. 2-88615).

27                Financial Data Schedule.