Form 10QSB
period 2000-03-31
CENTURY PROPERTIES FUND XX
filed 2000-05-15
CIK 736909

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XX

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                   (unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

     Assets

        Cash and cash equivalents                               $ 2,796
        Receivables and deposits                                    329
        Debt trustee escrow                                      12,170
        Investment properties                                    23,053

                                                                 38,348

     Liabilities

        Accounts payable                                            138
        Tenant security deposit liabilities                         111
        Accrued property taxes                                      157
        Other liabilities                                           102
        Non-recourse promissory notes (Note A)                   37,003
        Estimated costs during the period of liquidation            114

                                                                 37,625

     Net assets in liquidation                                   $ 723


                   See Accompanying Notes to Financial Statements

b)

                           CENTURY PROPERTIES FUND XX

                 STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)

                        Three Months Ended March 31, 2000



Net liabilities in liquidation at beginning of period                     $  (373)

Changes in net liabilities in liquidation attributed to:

   Increase in cash and cash equivalents                                    1,078
   Decrease in receivables and deposits                                      (349)
   Increase in debt trustee escrow                                          9,900
   Decrease in investment properties                                       (9,088)
   Increase in accounts payable                                               (56)
   Decrease in tenant security deposit payable                                 14
   Decrease in accrued property taxes                                          85
   Decrease in other liabilities                                               74
   Increase in Non-Recourse Promissory Notes and interest                    (448)
   Increase in estimated costs during the period of liquidation              (114)

Net assets in liquidation at end of period                                 $  723

                   See Accompanying Notes to Financial Statements

c)

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                        Three Months Ended March 31, 1999


      Revenues:
        Rental income                                                   $1,937
        Other income                                                       112
        Income from deficiency certificate settlement                      147
            Total revenues                                               2,196

      Expenses:
        Operating                                                          725
        General and administrative                                         303
        Depreciation                                                       425
        Interest to promissory note holders                                628
        Property taxes                                                     157
            Total expenses                                               2,238

                Net loss                                                $  (42)

      Net loss allocated to general partner (2%)                         $  (1)

      Net loss allocated to limited partners (98%)                         (41)

                                                                          $(42)

      Net loss per limited partnership unit                             $(0.66)

                   See Accompanying Notes to Financial Statements

d)

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                          (in thousands, except unit data)

                        Three Months Ended March 31, 1999


Cash flows from operating activities:

   Net loss                                                               $ (42)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                                           425
     Amortization of deferred charges                                        53
     Deferred interest on non-recourse promissory notes                     314
     Change in accounts:
        Receivables and deposits                                         (1,350)
        Other assets                                                        (36)
        Accounts payable                                                      1
        Tenant security deposit liabilities                                   4
        Accrued property taxes                                             (129)
        Accrued interest-promissory notes                                   314
        Other liabilities                                                    28

           Net cash used in operating activities                           (418)

Cash flows from investing activities:

    Property improvements and replacements                                 (110)
    Lease commissions paid                                                  (33)

           Net cash used in investing activities                           (143)

Cash flows used in financing activities:

    Loan costs paid                                                        (390)

Net decrease in cash and cash equivalents                                  (951)

Cash and cash equivalents at beginning of period                          9,197

Cash and cash equivalents at end of period                              $ 8,246


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

The Partnership's Nonrecourse Promissory Notes (the "Notes") of approximately $37,003,000 in principal and accrued interest were in default due to nonpayment upon maturity on November 30, 1998. The Notes are secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the general partner of the Partnership's general partner, previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. It is uncertain whether the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer who would sell the assets for the benefit of the Note holders.

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

Included in liabilities in the statement of net assets in liquidation as of March 31, 2000 is approximately $114,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transfer of Control

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 41      $ 39
 Reimbursement for services of affiliates (included in
   investment properties, operating and general
   and administrative expenses)                                     34        52

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $41,000 and $39,000 for the three months ended March 31, 2000 and 1999, respectively. For the Partnership's commercial properties, these services were provided by an unrelated party for the three month periods ended March 31, 2000 and 1999.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $34,000 and $52,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 3,601 limited partnership units in the Partnership representing 5.826% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential properties consist of an apartment complex located in Florida and in one South Carolina, which was sold subsequent to March 31, 2000. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of two office complexes in North Carolina and Kansas. The Partnership leases office space for terms that typically exceed one year. Effective December 31, 1999, the Partnership adopted the liquidation basis of accounting (see "Note A - Basis of Presentation"). As a result, segment information is only provided for the three month period ended March 31, 1999.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three month period ended March 31, 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

                                Residential     Commercial       Other       Totals

Rental income                      $  724           $ 120          $ --     $ 1,937
Other income                           27               2            83         112
Income from settlement                 --              --           147         147
Interest expense                       --              --           628         628
Depreciation                          115             310            --         425
General and administrative
  expense                              --              --           303         303
Segment profit (loss)                 277             382          (701)        (42)
Total assets                       10,658          21,541         9,840      42,039
Capital expenditures for
  investment properties                67              43            --         110

Note F - Sale of Investment Properties

On March 27, 2000, the Partnership sold Linpro Park to an unaffiliated party for $9,500,000. The net sales proceeds of approximately $9,002,000 were directly wired to the Indenture Trustee as required by the forbearance agreement.

On April 7, 2000, the Partnership sold The Corners Apartments to an unaffiliated third party for approximately $4,000,000. The net sales proceeds of approximately $3,712,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

On May 8, 2000, the Partnership sold Metcalf 103 Office Park to an unaffiliated third party for approximately $3,120,000. The net sales proceeds of $2,878,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes and two business parks. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Metcalf 103 Office Park (1)                    90%        98%
         Overland Park, Kansas
      Highland Park Commerce Center (2)              84%        94%
         Charlotte, North Carolina
      Harbor Club Downs                              96%        96%
         Palm Harbor, Florida
      The Corners Apartments (3)                     95%        92%
         Spartanburg, South Carolina

(1) The decrease in occupancy at Metcalf 103 Office Park is due to the loss of three tenants over the past twelve months.

(2) The decrease in occupancy at Highland Park Commerce Center is due to the loss of seven tenants over the past twelve months occupying 17,885 square feet, which represents approximately 16% of the total space.

(3) The increase in occupancy at The Corners Apartments is due to an increased marketing effort and a strong local economy.

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment properties. Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and accrued interest of approximately $37,003,000 at March 31, 2000, matured on November 30, 1998. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. The Managing General Partner has contacted the indenture trustee and entered a forbearance agreement on October 29, 1999. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. It is uncertain whether the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer who would sell the assets for the benefit of the Note holders.

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

Included in liabilities in the statement of net assets in liquidation as of March 31, 2000 is approximately $114,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

On March 27, 2000, the Partnership sold Linpro Park to an unaffiliated party for $9,500,000. The net sales proceeds of approximately $9,002,000 were directly wired to the Indenture Trustee as required by the forbearance agreement.

On April 7, 2000, the Partnership sold The Corners Apartments to an unaffiliated third party for approximately $4,000,000. The net sales proceeds of approximately $3,712,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

On May 8, 2000, the Partnership sold Metcalf 103 Office Park to an unaffiliated third party for approximately $3,120,000. The net sales proceeds of approximately $2,878,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

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

Metcalf Office Park

During the three months ended March 31, 2000, the Partnership did not complete any capital improvements at Metcalf Office Park. This property was sold May 8, 2000.

Highland Park Commerce Center

During the three months ended March 31, 2000, the Partnership did not complete any capital improvements at Highland Park Commerce Center. The property is currently being marketed for sale; therefore, no funds have been budgeted for capital improvements for the year 2000. Capital improvements will be made as necessary until the property is sold.

Harbor Club Downs

During the three months ended March 31, 2000, the Partnership completed approximately $8,000 of capital improvements at Harbor Club Downs, consisting of appliance replacements and major landscaping. These improvements were funded from operating cash flow. The property is currently being marketed for sale; therefore, no funds have been budgeted for capital improvements for the year 2000. Capital improvements will be made as necessary until the property is sold.

The Corners Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $19,000 in capital improvements at The Corners Apartments, consisting of carpet replacement, major landscaping, water heater replacements, and appliance replacements. This property was sold April 7, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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