Form 10QSB
period 2000-06-30
CENTURY PROPERTIES FUND XX
filed 2000-08-14
CIK 736909

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XX

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                   (unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

     Assets

        Cash and cash equivalents                               $ 2,395
        Receivables and deposits                                    385
        Debt trustee escrow                                      17,565
        Investment properties                                     5,680

                                                                 26,025

     Liabilities

        Accounts payable                                             31
        Tenant security deposit liabilities                          33
        Accrued property taxes                                       38
        Other liabilities                                           304
        Non-recourse promissory notes (Note A)                   18,342
        Estimated costs during the period of liquidation            391

                                                                 19,139

     Net assets in liquidation                                  $ 6,886



                   See Accompanying Notes to Financial Statements

b)

                           CENTURY PROPERTIES FUND XX

                 STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                   (in thousands)
                         Six Months Ended June 30, 2000

Net liabilities in liquidation at beginning of period                    $ (373)

Changes in net liabilities in liquidation attributed to:

   Increase in cash and cash equivalents                                    677
   Decrease in receivables and deposits                                    (293)
   Increase in debt trustee escrow                                       15,295
   Decrease in investment properties                                    (26,461)
   Decrease in accounts payable                                              51
   Decrease in tenant security deposit payable                               92
   Decrease in accrued property taxes                                       204
   Increase in other liabilities                                           (128)
   Decrease in Non-Recourse Promissory Notes and interest                18,213
   Increase in estimated costs during the period of liquidation            (391)

Net assets in liquidation at end of period                              $ 6,886

                   See Accompanying Notes to Financial Statements

c)

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                   Three Months Ended  Six Months Ended
                                                      June 30, 1999      June 30, 1999
Revenues:
  Rental income                                          $ 2,067            $ 4,004
  Other income                                               153                412
  Income from deficiency certificate settlement               91                 91
      Total revenues                                       2,311              4,507

Expenses:
  Operating                                                  651              1,376
  General and administrative                                 154                457
  Depreciation                                               434                859
  Interest to promissory note holders                        627              1,255
  Property taxes                                             159                316
      Total expenses                                       2,025              4,263

          Net income                                      $  286              $ 244

Net income allocated to general partner (2%)               $   6                $ 5

Net income allocated to limited partners (98%)               280                239

                                                          $  286              $ 244

Net income per limited partnership unit (61,814
  units authorized and outstanding)                       $ 4.53              $3.87

                   See Accompanying Notes to Financial Statements

d)

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                          (in thousands, except unit data)
                         Six months Ended June 30, 1999

Cash flows from operating activities:

   Net income                                                             $ 244
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                           859
     Amortization of deferred charges                                       116
     Deferred interest on non-recourse promissory notes                     627
     Change in accounts:
        Receivables and deposits                                         (1,012)
        Other assets                                                       (113)
        Accounts payable                                                      8
        Tenant security deposit liabilities                                  (2)
        Accrued property taxes                                               43
        Accrued interest-promissory notes                                   627
        Other liabilities                                                    (4)

           Net cash provided by operating activities                      1,393

Cash flows from investing activities:

    Property improvements and replacements                                 (162)
    Lease commissions paid                                                  (53)

           Net cash used in investing activities                           (215)

Cash flows used in financing activities:

    Loan costs paid                                                        (390)

Net increase in cash and cash equivalents                                   788

Cash and cash equivalents at beginning of period                          9,197

Cash and cash equivalents at end of period                               $9,985

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

The Partnership's Nonrecourse Promissory Notes (the "Notes") of approximately $18,342,000 in principal and accrued interest were in default due to nonpayment upon maturity on November 30, 1998. The Notes are secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum except that interest of up to four percent was deferred, provided the Partnership made interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the general partner of the Partnership's general partner, previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. The Trustee has indicated, however, that it will extend the forbearance period to accommodate the completion of the sale of the Partnership's remaining property. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on the proceeds received to date from sales of Partnership assets and the anticipated net proceeds from the sale of the Partnership's remaining property, it is unlikely the sales of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer who would sell the assets for the benefit of the Note holders.

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

Included in liabilities in the statement of net assets in liquidation as of June 30, 2000 is approximately $391,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 74      $ 78
 Reimbursement for services of affiliates (included in
   investment properties, operating and general
   and administrative expenses)                                     76        87

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$74,000 and $78,000 for the six months ended June 30, 2000 and 1999, respectively. For the Partnership's commercial properties, these services were provided by an unrelated party for the six month periods ended June 30, 2000 and 1999.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $76,000 and $87,000 for the six months ended June 30, 2000 and 1999, respectively.

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

Note D - Contingency

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan. Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The senior obligators have accepted an offer to settle the outstanding amounts due from Lincoln at a discounted rate. The Managing General Partner was obligated to accept the initial settlement which equated to approximately $256,000. Prior to this settlement, the Partnership had not recorded a receivable on the financial statements due to the uncertainty of receiving any funds. The initial settlement related to the cash collateral pool, and the Partnership received further funds of approximately $45,000 during the remaining months of 1998 as well as approximately $91,000 during the six months ended June 30, 1999. It is anticipated that the Partnership will not receive any additional funds from the settlement.

With receipt of this settlement, the Partnership has recorded income from the settlement in the financial statements. The current settlement relates to the cash available to distribute in the collateral pool.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one remaining reportable segment: one commercial property. The commercial property segment consists of one office complex in North Carolina. The Partnership leases office space for terms that typically exceed one year. The properties in the residential property segment were sold during the six months ended June 30, 2000. Effective December 31, 1999, the Partnership adopted the liquidation basis of accounting (see "Note A - Basis of Presentation"). As a result, segment information is only provided for the three and six month periods ended June 30, 1999.

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

Segment information for the three and six month periods ended June 30, 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

       Three months ended
         June 30, 1999           Residential    Commercial       Other       Totals

Rental income                       $  731        $ 1,336         $ --      $ 2,067
Other income                            30              5           118         153
Income from settlement                  --             --            91          91
Interest expense                        --             --           627         627
Depreciation                           115            319            --         434
General and administrative
  expense                               --             --           154         154
Segment profit (loss)                  306            552          (572)        286


        Six months ended
         June 30, 1999           Residential    Commercial       Other       Totals

Rental income                      $ 1,455        $ 2,549         $ --      $ 4,004
Other income                            57              7           348         412
Income from settlement                  --             --            91          91
Interest expense                        --             --         1,255       1,255
Depreciation                           230            629            --         859
General and administrative
  expense                               --             --           457         457
Segment profit (loss)                  583            934        (1,273)        244
Total assets                        11,033         21,911        10,148      43,092
Capital expenditures for
  investment properties                120             39            --         159

Note F - Sale of Investment Properties

On March 27, 2000, the Partnership sold Linpro Park to an unaffiliated party for $9,500,000. The net sales proceeds of approximately $9,002,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

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

On June 20, 2000 the Partnership sold Harbor Club Downs for approximately $11,000,000. The net sales proceeds of approximately $10,200,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one business park. The following table sets forth the average occupancy of the property for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Highland Park Commerce Center (1)             84%        91%
         Charlotte, North Carolina

(1) The decrease in occupancy at Highland Park Commerce Center is due to the loss of seven tenants over the past twelve months occupying 17,885 square feet, which represents approximately 16% of the total space.

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment properties. Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by the Partnership's property. The Notes, which had a balance of principal and accrued interest of approximately $18,342,000 at June 30, 2000, matured on November 30, 1998. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on the proceeds received to date from sales of Partnership assets and the anticipated net proceeds from the sale of the Partnership's remaining property. It is unlikely the sales of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer who would sell the assets for the benefit of the Note holders.

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

Included in liabilities in the statement of net assets in liquidation as of June 30, 2000 is approximately $391,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

On March 27, 2000, the Partnership sold Linpro Park to an unaffiliated party for $9,500,000. The net sales proceeds of approximately $9,002,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

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

On June 20, 2000 the Partnership sold Harbor Club Downs for approximately $11,000,000. The net sales proceeds of approximately $10,200,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its remaining investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

The following is a general description of the tax consequences that may result to a limited partner upon the sale of the Partnership's remaining property. Each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. The taxable gain and income resulting from the sale of the Partnership's property will pass through to the limited partners, and will likely result in income tax liability to the limited partners without any distribution of cash from the Partnership.

Highland Park Commerce Center

During the six months ended June 30, 2000, the Partnership completed approximately $46,000 of capital improvements at Highland Park Commerce Center consisting primarily of tenant improvements. The property is currently being marketed for sale; therefore, no funds have been budgeted for capital improvements for the year 2000. Capital improvements will be made as necessary until the property is sold.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 10.6, Purchase and Sale Contract between Registrant and Galaxy Investments, Inc., an unrelated Delaware Corporation, effective March 27, 2000, regarding the sale of Linpro Park.

               Exhibit 10.7, Purchase and Sale Contract between Registrant and Pennsylvania Realty Group, Inc., an unrelated Pennsylvania Corporation, effective April 7, 2000, regarding the sale of The Corners Apartments.

               Exhibit 10.8, Amendment to Purchase and Sale Contract between Registrant and Pennsylvania Realty Group, Inc., an unrelated Pennsylvania Corporation, effective April 7, 2000, regarding the sale of The Corners Apartments.

               Exhibit 10.9, Second Amendment to Purchase and Sale Contract between Registrant and Pennsylvania Realty Group, Inc., an unrelated Pennsylvania Corporation, effective April 7, 2000, regarding the sale of The Corners Apartments.

               Exhibit 10.10, Third Amendment to Purchase and Sale Contract between Registrant and Pennsylvania Realty Group, Inc., an unrelated Pennsylvania Corporation, effective April 7, 2000, regarding the sale of The Corners Apartments.

               Exhibit 10.11, Purchase and Sale Contract between Registrant and Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

               Exhibit 10.12, Amendment to Purchase and Sale Contract between Registrant and Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

               Exhibit 10.13, Second Amendment to Purchase and Sale Contract between Registrant and Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

               Exhibit 10.14, Third Amendment to Purchase and Sale Contract between Registrant and Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

               Exhibit 10.15, Agreement of Purchase Agreement and Assumption between Chambers & Associates Commercial Real Estate Services, L.L.C., and Metcalf Associates-2000, L.L.C., dated April 7, 2000, regarding the sale of Metcalf Office Park.

               Exhibit 10.16, Purchase and Sale Contract between Registrant and Housing Systems, Inc., an unrelated Georgia Corporation, effective June 20, 2000, regarding the sale of Harbor Club Downs.

               Exhibit  10.17,  Amendment to Purchase and Sale Contract  between
               Registrant  and  Housing  Systems,  Inc.,  an  unrelated  Georgia
               Corporation, effective June 20, 2000, regarding the sale of Harbor Club Downs.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K:

               None filed during the quarter ended June 30, 2000.

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

                                    By:   FOX PARTNERS III
                                          Its General Partner

                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Its Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:

                                                                    Exhibit 10.6



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

                           CENTURY PROPERTIES FUND XX,

                        a California limited partnership

                                    AS SELLER

                                       AND

                            GALAXY INVESTMENTS, INC.,

                             a Delaware corporation

                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of the 27th day of January, 2000 (the "Effective Date") by and between CENTURY PROPERTIES FUND XX, a California limited partnership, having a principal address at Tower Two, 2000 South Colorado Boulevard, Suite 2-1000, Denver, Colorado 80222 ("Seller") and GALAXY INVESTMENTS, INC., a Delaware corporation, having a principal address at 560 Herndon Parkway, Suite 210, Herndon, Virginia 20170 ("Purchaser").

NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements herein after set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

R-1. Seller holds legal title to the real estate located in Fairfax County, Virginia, as more particularly described in Exhibit A attached hereto and made a part hereof. Improvements have been constructed on the property described in this Recital.

R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by limited warranty or equivalent deed to Purchaser.

R-3. Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser on the terms and conditions set forth below.

R-4. Purchaser intends to make investigations regarding the Property, and Purchaser's intended uses of each of the Property as Purchaser deems necessary and desirable.

                                   ARTICLE 1
                                  DEFINED TERMS

1.1 Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this Article 1 below.

1.1.1 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the Commonwealth of Virginia.

1.1.2 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

1.1.3 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds.

1.1.4 "Commercial Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the applicable Property.

1.1.5 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.5, if any, attached hereto.

1.1.6 Intentionally Omitted.
1.1.7 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in Exhibit1.1.7.

1.1.8 "Improvements" means all buildings and improvements, located on the Land taken "as is".

1.1.9 "Land" means all of those certain tracts of land located in the Commonwealth of Virginia described on Exhibit "A" attached hereto), and all rights, privileges and appurtenances pertaining thereto.

1.1.10 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Commercial Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, or
(viii) insurance or other prepaid items or (ix) Seller's proprietary books and records, except to the extent that Seller receives a credit on the closing statement for any such item.

1.1.11 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Commercial Lease.

1.1.12 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

1.1.13 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller issued to Property Contracts and Commercial Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

1.1.14 "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property, except Commercial Leases.

1.1.15 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser.

1.1.16 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property.

1.1.17 "Survey"
shall have the meaning ascribed thereto in Section 6.12..

1.1.18 "Tenant" means
any person or entity entitled to occupy any portion of the Property under a Commercial Lease.

1.1.19 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1.

1.1.20 "Title Insurer" shall have
the meaning set forth in Section 6.1.

                                   ARTICLE 2

                          PURCHASE AND SALE OF PROPERTY

2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                   ARTICLE 3

                            PURCHASE PRICE & DEPOSIT

3.1 The total purchase price ("Purchase Price") for the Property shall be Nine Million Five Hundred Thousand Dollars ($9,500,000.00), which shall be paid by Purchaser, as follows:

3.1.1 On the date hereof, Purchaser shall deliver to Commercial Title Group, Ltd. ("Escrow Agent" or the "Title Insurer") a deposit in the sum of One Hundred Thousand and no/100 Dollars ($100,000.00), in cash, (such sum being hereinafter referred to and held as the "Deposit"). Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B.

3.1.2 On or before 5:00 p.m. Eastern time on the date of expiration of the Feasibility Period, provided Purchaser has not terminated this Purchase Contract pursuant to Section 5.2 below, Purchaser shall deliver to Escrow Agent an additional deposit in the sum of One Hundred Thousand and no/100 Dollars
($100,000.00), in cash (such sum being hereinafter referred to as the "Additional Deposit").

3.1.3 The Escrow Agent shall hold the Deposit and the Additional Deposit and make delivery of the Deposit and the Additional Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit and the Additional Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit and the Additional Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and the Additional Deposit and shall be remitted to the party entitled to the Deposit and the Additional Deposit (or credited against the Purchase Price), as set forth below.

3.1.4 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit and the Additional Deposit shall be applied to the Purchase Price on the Date of Closing. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit and the Additional Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3.

3.1.5 If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, the Deposit and the Additional Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 below.

                                   ARTICLE 4

                                    FINANCING

4.1 Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

                                   ARTICLE 5

                               FEASIBILITY PERIOD

5.1 Subject to the terms of Section 5.3 below, for thirty (30) calendar days following the Effective Date (i.e., through February 29, 2000 if the Effective Date is January 19, 2000, but in no event later than February 25, 2000 from the date hereof through March 6, 2000 (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property, and Seller shall use reasonable efforts to cooperate with Purchaser:

5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).

5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property.

5.1.3 To  ascertain  and  confirm  the
suitability of the property for Purchaser's intended use of the Property other than Seller's proprietary information, including, without limitation, auditing the Property books and records.

5.1.4 To review all Materials (as hereinafter defined). During the Feasibility Period, Seller will also furnish to Purchaser such additional information in Seller's possession or control (other than Seller's proprietary information) which Purchaser may reasonably request with respect to the Property, or the operations of the Property.

5.2 Should the results of any of the matters referred to in sub-paragraphs 5.1., 5.1.2, 5.1.3 and 5.14 above appear unsatisfactory to Purchaser for any reason, then Purchaser shall have the right to terminate this Purchase Contract by giving written Notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. EST on or before the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 5.3, and then promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated to be conditions precedent to this Purchase Contract.

5.3 Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment would result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to the Property and Purchaser's activities carried on therein, in amounts (including deductible amounts) and with such insurance carriers as shall be approved by Seller and naming Seller and its affiliates as loss payees or additional insureds (at the option of Seller), with endorsements acceptable to Seller, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser (which insurance must be reasonably approved by Seller). Such liability insurance shall provide coverages of not less than $1,000,000.00 for injury or death to any one person and $1,500,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise). The provisions of this Section shall survive the Closing or termination of this Purchase Contract.

5.4  Purchaser  shall not  permit any
mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and Purchaser shall only divulge such information to its Consultants, agents and employees, and any third parties engaged by Purchaser as reasonably necessary for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.

5.5 Seller shall deliver to Purchaser within three (3) calendar days from the Effective Date copies of all leases, including all Commercial Leases and a rent roll, contracts, Property Contracts, engineering studies, surveys and other materials described on Exhibit 5.5 attached hereto (collectively, the "Materials") in Seller's possession or control relating to the Property (other than proprietary information of Seller). If the sale of the Property is not closed by the date fix therefor, Purchaser shall, within ten (10) calendar days, return all such Materials to Seller.

                                   ARTICLE 6

                                      TITLE

6.1 Purchaser shall promptly secure a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment,") issued by Commercial Title Group, Ltd. ("Title Insurer") for an owner's title insurance policy on the most recent standard American Land Title Association ("ALTA") Policy form, together with legible copies of all instruments identified as exceptions therein and shall cause a copy thereof to be delivered to Seller during the Feasibility Period. Purchaser agrees that it shall be solely responsible for payment of all costs relating to procurement of the Title Commitment, Owner title policy and new survey or Survey update, but each party shall be responsible for its own legal fees, consultant fees and inspection costs. In addition, Purchaser agrees to pay the cancellation fees of Fidelity National Title Company in an amount not to exceed $700.00, for title work on the Property previously ordered by Seller.

6.2 Purchaser agrees to accept title to
the Land and Improvements, so long as the same is insurable at ordinary rates and any conveyance by special warranty deed or equivalent deed pursuant to this Purchase Contract shall be subject to the following, which must be approved by Purchaser during the Feasibility Period, all of which shall be deemed "Permitted Exceptions" and Purchaser agrees to accept the deed and title subject thereto:

6.2.1 All exceptions shown in the Title Commitment (other than mechanics' liens and taxes due and payable in respect of the period preceding Closing) and all exceptions noted in Exhibit 6.2.1 attached hereto; and

6.2.2 The rights of
Tenants,  as Tenants only, under all Commercial  Leases;  and

6.2.3 All Property
Contracts and any other existing contracts created in the ordinary course of business by Seller, which are not identified for termination by Purchaser during the Feasibility Period; and

6.2.4 Real estate and property taxes for the calendar year in which closing occurs to the extent not due and payable; and

6.2.5 Intentionally deleted.

6.3 The existence of other mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage or deed of trust liens, that payoff letters from the holder of the mortgage or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the policy issued at Closing), together in either case, with recording and/or filing fees.

6.4 Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained in ARTICLE 7 herein.

6.5 Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to omit such taxes as exceptions to coverage with respect to any lender's mortgagee insurance policy.

6.6   Intentionally deleted;
6.7 If on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller shall not be satisfied, Purchaser shall provide Seller with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed disapproved by Purchaser. Seller, at its sole option, and upon notice to Purchaser, may elect to cure any objection or unfulfilled condition. If Seller makes such election, then Purchaser and Seller shall delay the closing for a reasonable period of time for Seller to cure any such title objection, such period not to exceed thirty (30) calendar days. Should Seller be able to cure such title objection or condition by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before thirty (30) calendar days after Notice of such cure or waiver.

6.8 If during the period of cure Seller is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or satisfy such unfulfilled condition, Seller shall give Purchaser written Notice thereof, and if Purchaser does not waive such objection by written Notice delivered to Seller and the title company issuing the Title Commitment on or before Seven (7) calendar days following the date Seller gives such Notice, then this Purchase Contract shall automatically terminate and the parties hereto shall have no further obligations to each other, except for Purchaser's obligations pursuant to Section 5.3 above, and the Deposit and the Additional Deposit (if then paid) shall be immediately returned to Purchaser.

6.9 Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the date of this Purchase Contract and the Closing Date (other than Commercial Leases and Property Contracts that have been approved in writing by Purchaser in the ordinary course of business with Purchaser's prior written consent, which consent may not be unreasonably withheld, conditioned or delayed; any such monetary lien or encumbrance so attaching by voluntary act of Seller shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. If during the Feasibility Period Purchaser unreasonably disapproves of any proposed action in connection with Commercial Leases (as determined by Seller in its reasonable discretion), Seller shall have the option to terminate this Purchase Contract upon five (5) days written notice to Purchaser. Upon Purchaser's receipt of such termination notice, Purchaser shall have the right to either accept the termination (in which case the Deposit and Additional Deposit shall be returned to Purchaser and neither party shall have any obligation to the other, except as expressly set forth herein for provisions which survive termination), or Purchaser may approve the proposed action (which was previously disapproved), and permit the Purchase Contract to continue. If notice of approval of the proposed action is not delivered to Seller within five (5) days after Purchaser's receipt of the termination notice, Purchaser shall be deemed to have accepted Seller's termination. Seller shall not have the foregoing right of termination after the expiration of the Feasibility Period. Except as expressly provided above and in Section 8.1.1.12, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Seller may elect not to discharge the same.

6.10 Anything to the contrary notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception, that has been waived or deemed to have been approved in writing by Purchaser.

6.11  Intentionally deleted.
6.12 Seller shall deliver to Purchaser a copy of the survey prepared by Dewberry & Davis in March 1999 ("Survey"). Purchaser at Purchaser's sole cost and expense, may cause to be prepared an update of the Survey or, at Purchaser's sole cost and expense, a new survey, and Purchaser may at Purchaser's sole cost and expense, cause to be prepared an environmental report for the Property ("Environmental Report").

6.12.1 Purchaser shall have the right to object to any matter shown on the Survey within the Feasibility Period in accordance with the procedures set forth in ARTICLE 5 and 6 above.

6.12.2 Pursuant to the payment terms of Section 6.1 hereof, Purchaser agrees to make payment in full of all costs of obtaining any update to the Survey or any new survey required by this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                   ARTICLE 7

                                     CLOSING

7.1 Dates,  Places Of Closing,  Prorations,  Delinquent  Rent and Closing Costs.
7.1.1 The Closing shall occur no later than thirty (30) calendar days after the expiration of the Feasibility Period, through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents to Escrow Agent by overnight air courier, U.S. mail or other means.

7.1.2 The Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser. Provided Purchaser is not in default of the terms hereunder, Purchaser may extend the Closing Date at its option, for any reason or for no reason, to a date not later than thirty (30) days following the Closing Date, upon Purchaser's advance written notice to Seller to exercise such option and Purchaser's delivery of an additional deposit in the amount of One Hundred Thousand Dollars ($100,000.00) by 5:00 p.m. E.S.T. at the end of the Feasibility Period, which amount shall be added to the sum of the Initial Deposit and Additional Deposit and shall be subject to the terms of Sections 3.1.3, 3.1.4 and 3.1.5 hereof.

7.1.3 All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied deposits under Tenant leases and interest earned thereon, if any, shall be transferred by Seller to Purchaser at the Closing. Seller shall pay at Closing any accrued but unpaid tenant improvement allowances and l easing commissions under Commercial Leases executed prior to the Effective Date. Purchaser shall assume or pay at Closing any tenant improvement allowances and leasing commissions under Commercial Leases approved in writing by Purchaser and executed after the Effective Date, together with any payments due parties under the Property Contracts assumed by Purchaser and approved in writing by Purchaser, provided all of the foregoing have been prorated. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration shall be final and unadjustable except as provided in the following paragraph. For purposes of this Section 7.1.3 and Section 7.1.4 and 7.1.5 the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, percentage rents and common area maintenance charges. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below).

7.1.4 If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until sixty (60) days after the Closing Date; provided, however, the Proration Period for prorating property taxes shall continue until sixty (60) days after the tax bills for the applicable period are received. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date.

7.1.5 If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be prorated and applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after Closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed and provided further, in no event will Purchaser be deemed to have acted unreasonably if it doesn't consent to eviction proceedings against Tenant), and the delivery of the Assignment as defined in
Section 7.2.1.3 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 7.1.5 shall apply during the Proration Period.

7.1.6
Seller shall pay the Virginia Grantor's tax. Purchaser shall pay the cost of all other transfer taxes (including, without limitation, the state recordation tax and the Fairfax County recordation tax), excise taxes, recordation taxes, grantor's taxes, and recording costs with respect to the Closing. Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees, and each party shall pay for its own legal fees.

7.2   Items To Be Delivered Prior To Or At Closing.
7.2.1  Seller.  At  Closing,  Seller  shall  deliver to  Purchaser,  each of the
following  items,  all  of  which  shall  constitute   conditions  precedent  to
Purchaser's obligation to close hereunder:

7.2.1.1 Special Warranty deed in the form attached as Exhibit 7.2.1.1 to Purchaser. The acceptance of the deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

7.2.1.2 A Bill of Sale  without  recourse or  warranty  in the form  attached as
Exhibit 7.2.1.2 covering all Property Contracts, Commercial Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.

7.2.1.3 An Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.

7.2.1.4     A closing statement executed by Seller.

7.2.1.5 A vendor's affidavit, in the form set forth on Exhibit 7.2.1.5 attached hereto, to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Purchase Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitments; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract; and

7.2.1.6 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

7.2.1.7 A rent roll certified to the best of Seller's knowledge, to be true and correct as of the date of Closing.

7.2.1.8  Original  notice of sale  letters,
executed by Seller in form and substance satisfactory to Purchaser, advising Tenants under the Commercial Leases of the sale of the Property to Purchaser and directing that all rents and other payments thereafter becoming due be sent to Purchaser or as Purchaser may direct.

7.2.1.9  Except for the items  expressly
listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.

7.2.1.10 To the extent in Seller's possession or control, original copies of the Commercial Leases and Property Contracts, lease files, keys to the property, Seller's books and records (other than proprietary information) regarding the Property, and original copies of the tenant estoppels. To the extent any deposits are in a form other than cash, if any, such deposits shall be transferred by Seller to Purchaser at Closing in a manner reasonably acceptable to Purchaser.

7.2.1.11 An original resolution of Seller authorizing the execution of this Purchase Contract, the conveyance documents and all other documents to be executed by Seller and the performance by Seller hereunder and thereunder together with a good standing certificate of Seller.

7.2.2 Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:

7.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Company, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments.

7.2.2.2     A closing statement executed by Purchaser.

7.2.2.3 A countersigned  counterpart of the Bill of Sale in the form attached as
Exhibit 7.2.1.2.

7.2.2.4 A  countersigned  counterpart  of the Assignment in the form attached as
Exhibit 7.2.1.3.

7.2.2.5 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                                   ARTICLE 8

         REPRESENTATIONS,  WARRANTIES  AND COVENANTS OF SELLER AND PURCHASER

8.1  Representations,  Warranties and Covenants Of Seller.

8.1.1 For the purpose
of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

8.1.1.1 Seller is lawfully and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any Purchase Contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other Purchase Contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property;

8.1.1.2 Seller owns insurable, fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof and Seller shall have no other liability as a result thereof, either before or after Closing);

8.1.1.3 There
are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Commercial Leases (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof).

8.1.1.4 Seller has all
necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

8.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

8.1.1.6 To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable;

8.1.1.7  Seller has no knowledge of any
claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable;

8.1.1.8 To the best of Seller's knowledge, as of the date of the Agreement there are no leases, subleases, licenses or other rental agreements or occupancy agreements (written or verbal) which grant any possessory interest in and to any space situated on or in any of the Property or that otherwise give rights with regard to use of any portions of any of the Property other than the Commercial Leases delivered pursuant to Article 5;

8.1.1.9 To the best of Seller's knowledge, neither the entering into of this Purchase Contract nor the consummation of the transaction contemplated hereby will constitute or result in a violation or breach by Seller of any judgment, order, writ, injunction or decree issued against or imposed upon it.

8.1.1.10 To
the best of Seller's knowledge, Seller has not received written notice: (a) from any federal, state, county or municipal authority alleging any material fire, health, safety, building, pollution, environmental, zoning or other violation of law in respect of the Property or any part thereof, including, without limitation, the occupancy or operation thereof, which has not been corrected;
(b) concerning the possible or anticipated condemnation of any part of the Property, or the widening, change of grade or limitation on use of streets abutting the same or concerning any special taxes or assessments levied or to be levied against the Property or any part thereof; (c) concerning any change in the zoning classification of the Property or any part thereof.

            Pursuant to the foregoing, if any such notice is received prior to the Closing, Seller shall promptly notify Purchaser thereof.

8.1.1.11 After the
expiration of the Feasibility Period, Seller shall continue to operate and maintain the Property in accordance with Seller's past practices. Provided Purchaser is not in default of the terms of this Purchase Contract, after the expiration of the Feasibility Period until the Closing, Seller will not enter into any agreements which survive the Closing Date without Purchaser's written consent, which consent may be granted or withheld in Purchaser's sole discretion. Provided Purchaser is not in default of the terms of this Purchase Contract, after the expiration of the Feasibility Period until the Closing, Seller shall not permit the modification, alteration, amendment, extension, renewal, termination or cancellation of any Commercial Lease (except in accordance with the terms of such Commercial Lease) without the prior written consent of Purchaser, which consent may be granted or withheld in Purchaser's sole discretion.

8.1.1.12 If Seller receives written notice from any federal, state, county or municipal authority alleging any violation of law in respect of the Property which has not previously been remedied, Seller agrees to use diligent efforts to remedy such violation; provided, however, that Seller shall not be required to expend more than Ten Thousand Dollars ($10,000.00) in the aggregate under the foregoing covenant.

8.1.2 Except for the representations and warranties expressly set forth above in Subsection 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the Offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Commercial Leases or, without limiting any of the foregoing, occupancy at Closing, except as otherwise expressly stated in this Agreement. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section
8.1.3 below.

8.1.3 Seller and Purchaser agree that those representations contained in Section
8.1 shall survive Closing for a period of One (1) year (that is, any proceeding based on the breach of a representation contained in Section 8.1 that survives Closing must be commenced within One (1) year subsequent to the date of such representation). Seller agrees that if prior to the Closing Seller becomes aware that any representation or warranty contained in Section 8.1 becomes untrue, Seller agrees to provide Purchaser with written notice thereof (the "Seller Breach Notice") on a timely basis, and Purchaser shall have seven (7) calendar days after receipt of the Seller's Breach Notice to terminate this Purchase Contract. If Purchaser does not provide a written termination notice to Seller within such seven (7) day period, Purchaser shall be deemed to have waived any right of termination in connection therewith. If Purchaser elects to close this Purchase Contract after receipt of any Seller Breach Notice, Purchaser shall be deemed to have waived any right of recovery against Seller in connection with such breach. In the event that Seller breaches any representation contained in
Section 8.1 and Purchaser had knowledge of such breach prior to Closing and did not provide written disclosure of such knowledge and disapproval thereof prior to Closing, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith. Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Patricia Proano,
general  manager,   SSR/Metric   Property   Management,   (650)  756-7370.

8.2 Representations, Warranties and Covenants Of Purchaser

8.2.1 For the purpose
of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

8.2.2 With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that:

8.2.2.1 Purchaser is corporation duly organized, validly existing and in good standing under the laws of Delaware.

8.2.2.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser.

8.2.2.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

8.2.2.4 Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective certificates of incorporation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

8.2.2.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

8.2.3 Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property.

8.2.4 Intentionally Omitted.

                                   ARTICLE 9

                         CONDITIONS PRECEDENT TO CLOSING

9.1 Without limiting any of the rights of Purchaser provided herein, Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser;

9.1.2 Each of the representations and warranties of Seller contained herein shall be true in all material respects as of the Closing Date;

9.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder;

9.1.4 Seller covenants that between
the Effective Date and the Closing Date, the following shall constitute conditions precedent to Purchaser's obligation to close hereunder:

9.1.4.1
Seller shall use reasonable, good faith efforts to obtain estoppel certificates from all tenants on the Property. Prior to the expiration of the Feasibility Period, Seller shall deliver to Purchaser an estoppel certificate in the form attached hereto as Exhibit 9.1.4.1 (the "Tenant Estoppels"), or in the form described or contemplated in the lease, from tenants whose leases constitute in the aggregate not less than seventy percent (70%) of the rentable square footage of the Improvements, and which seventy percent (70%) must include a tenant estoppel from Logicon (collectively, the "Minimum Tenant Estoppels Required"); provided, however, Seller's failure to deliver such Minimum Tenant Estoppels Required shall permit Purchaser to terminate the Contract, but shall not constitute a default or breach of this Purchase Contract by Seller. In addition to delivery of the Minimum Tenant Estoppels Required, Seller agrees to deliver to Purchaser at the Closing estoppels substantially in the form attached hereto as Exhibit 9.1.4.1 executed by Seller (but limited to the best of Seller's knowledge) for each tenant for which a tenant estoppel is not obtained (each, a "Seller's Best Knowledge Estoppel"). Purchaser agrees that if after the Closing Purchaser receives a tenant estoppel from any tenant for which Seller has given a Seller's Best Knowledge Estoppel, the Seller's Best Knowledge Estoppel for such tenant shall be voided and returned to Seller.

9.1.5 There shall not be
pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract, or declare illegal, invalid or nonbinding any of the covenants or obligations of the Seller.

9.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of a particular Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time.

9.2.2 Purchaser shall have
fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.

9.2.3 There shall not be pending or, to the knowledge of either
Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.

9.2.4 If  applicable,
Purchaser shall have produced evidence reasonably satisfactory to Seller of Purchaser's compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract.

                                   ARTICLE 10

                                    BROKERAGE

10.1 Seller represents and warrants to Purchaser that it has dealt only with Pinnacle Realty Management Company, 7316 Wisconsin Avenue, Suite 300, Bethesda, Maryland 20814-2925 ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts of omissions of the indemnifying party.

10.2 Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

10.3 Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

                                   ARTICLE 11

                                   POSSESSION

11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12

                              DEFAULTS AND REMEDIES

12.1 In the Event Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or defaults hereunder on or prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit and the Additional Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser.

12.2 Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to terminate this Purchase Contract and receive reimbursement of the Deposit and the Additional Deposit (or so much thereof as has been received by Escrow Agent) or to seek specific performance of this Purchase Contract.

                                   ARTICLE 13

                            RISK OF LOSS OR CASUALTY

13.1 The risk of loss or damage to the Property by fire or other casualty until the deed of conveyance is recorded is assumed by the Seller, provided that the Seller's responsibility shall be only to the extent of any recovery from insurance now carried on the Property. If prior to the Closing, the Property or any "material" portion thereof is damaged or destroyed by fire or casualty, then Purchaser shall have the option, exercisable by written notice given to Seller at or prior to the Closing, either to (a) terminate this Purchase Contract, whereupon all obligations of all parties hereto shall cease, the Deposit and the Additional Deposit shall be returned to Purchaser and this Purchase Contract shall be void and without recourse to the parties hereto except for provisions which are expressly stated to survive such termination; or (b) proceed with the purchase of the Property, and in such case, unless Seller shall have previously restored the Property to its condition prior to the occurrence of any such damage or destruction, Seller shall pay over or assign to Purchaser, without recourse, all amounts received or due (plus an amount equal to the sum of any deductible under any insurance policy covering the Property) from, and all claims against, any insurance company as a result of such destruction. Within thirty (30) days after receipt of written notice of such casualty, Purchaser will advise Seller in writing whether Purchaser desires to proceed with this transaction in light of such casualty or condemnation. The term "material" as used in this Section shall mean damage or destruction in an amount equal to or greater than $500,000. Notwithstanding any of the foregoing, Seller shall not, in any event, be obligated to effect any repair, replacement, and/or restoration, but may do so at its option in which case Seller may apply the insurance proceeds to the costs of restoration.

                                   ARTICLE 14

                                  RATIFICATION

14.1 This Purchase Contract shall be null and void unless fully executed by both parties hereto on or before February 4, 2000.

                                   ARTICLE 15

                                 EMINENT DOMAIN

15.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within thirty (30) days of Purchaser's receipt from Seller of the occurrence of such event and recover the Deposit and the Additional Deposit (if paid) hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award, and any claims against any governmental entity as a result of such taking. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 16

                                  MISCELLANEOUS

16.1  Exhibits And Schedules

All Exhibits and Schedules annexed hereto are a part of this Purchase Contract for all purposes.

16.2 Assignability

      Subject to Section 16.18, this Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party, except that Purchaser may assign all or an undivided interest in this Purchaser
Contract to one or more entities so long as Purchaser, its shareholders, officers or directors have an interest (including a participating interest) in the purchasing entity, and Purchaser is not released from its liability hereunder.

16.3  Binding Effect

      This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

16.4 Captions

      The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

16.5  Number And Gender Of Words

      Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

16.6  Notices

      All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or the nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the Fifth (5th) business day following the date of mailing, or (iv) if sent via facsimile, on the date sender obtains confirmation of delivery (with a copy thereof also sent by first class mail), addressed as follows:

              If to Seller:                      If to Purchaser:

              Century Properties Fund XX         Galaxy Investments, Inc..
              Tower Two                          560 Herndon Parkway
              2000 South Colorado Boulevard      Suite 210
              Suite 2-1000                       Herndon, Virginia 20170
              Denver, Colorado  80222            Attn:  Mr. Andrew J. Czekaj
              Attn:  Mr. Harry Alcock            Facsimile No.  _____________
              Facsimile No. (303) 692-0786

                    And

                                                 With a copy to:
              Argent Real Estate

              1401 Brickell Avenue, Suite 520    Hale and Dorr LLP
              Miami, Florida  33131              1455 Pennsylvania Avenue, NW
              Attn:  Mr. David Marquette         Suite 1000
              Facsimile No.  (305) 371-6898      Washington D.C.  20004
                                                 Attn:  Steven Snider, Esq.
                                                 Facsimile No.  (202) 942-8484

              With a copy to:

              Loeb & Loeb
              1000 Wilshire Boulevard, Suite
              1800
              Los Angeles, California  90017
              Attn: Andrew S. Clare, Esq.
                    Karen N. Higgins, Esq.
              Facsimile No.  (213) 688-3460

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

16.7  Governing Law And Venue

      The laws of the Commonwealth of Virginia shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

16.8  Entirety And Amendments

      This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

16.9 Severability

      If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

16.10 Multiple Counterparts

     This   Purchase   Contract  may  be  executed  in  a  number  of  identical
counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

16.11 Further Acts

      In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

16.12 Construction

      No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

16.13 Confidentiality

      Purchaser shall not disclose the terms and conditions contained in this Purchase Contract. Purchaser shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants,. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded unless otherwise expressly included herein. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and except as otherwise provided for in Section 5.4 herein, Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion. The provisions of this Section 16.13 shall terminate upon the Closing.

16.14 Time Of The Essence

It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

16.15 Cumulative Remedies And Waiver

      No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

16.16 Litigation Expenses

      In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

16.17 Time Periods

      Should the last day of a time period fall on a weekend or legal holiday in the Commonwealth of Virginia, the next Business Day thereafter shall be considered the end of the time period.

16.18 Exchange

      At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, including without limitation all actual attorney's fees, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange and shall reimburse Purchaser for any costs thereof, including, without limitation, actual attorney's fees.

16.19 No Personal Liability of Officers, Trustees or directors of Seller's Partners

      Purchaser acknowledges that this Agreement is entered into by Seller which is a California limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the partners of Seller shall have any personal liability under this Agreement or any document executed in connection with the transactions contemplated by this Agreement.

16.20 No Exclusive Negotiations

      Seller shall have the right, at all times, until the Deposit becomes non-refundable and the Feasibility Period has expired, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Agreement, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property unless such agreement is contingent on the termination of this Agreement without the Property having been conveyed to Purchaser.

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract under seal as of the date first set forth above.

                                     Seller:

Signed, sealed and delivered            CENTURY PROPERTIES FUND XX, a California
In the presence of:                     limited partnership

________________________              By: Fox Partners III, a California general
Witness                                   partnership, general partner

------------------------
Witness                                  By: Fox Capital Management Corporation,
                                             general partner

                                                        By:

                                                        Its:

Signed, sealed and delivered              Purchaser:
in the presence of:
                                         GALAXY INVESTMENTS, INC., a Delaware
________________________                 corporation
Witness

------------------------
Witness                                  By:___________________________________
                                          Andrew Czekaj, Its Authorized Officer

                            VIRGINIA ACKNOWLEDGEMENTS

State of _____________, _____________ County, to wit:

      I HEREBY CERTIFY that on _____________ __, 2000, before me, a Notary Public of the State aforesaid, personally appeared ________________________, who acknowledged himself/herself to be the ________________________ of Galaxy Investments, Inc. (the "Corporation"), and that he/she, as such officer, being authorized so to do, executed the foregoing instrument on behalf of the Corporation for the purposes therein contained by signing the name of the Corporation by himself/herself as such officer.

      WITNESS my hand and Notarial Seal.

                                          -------------------------
                                          Notary Public
                                          My Commission Expires:




State of _____________, _____________ County, to wit:

      I HEREBY CERTIFY that on _____________ __, 2000, before me, a Notary Public of the State aforesaid, personally appeared ________________________, who acknowledged himself/herself to be the ________________________ of Fox Capital Management Corporation. (the "Corporation"), and that he/she, as such officer, being authorized so to do, executed the foregoing instrument on behalf of the Corporation acting in its capacity as general partner of Fox Partners III, a California general partnership, general partner of CENTURY PROPERTIES FUND XX, a California limited partnership, for the purposes therein contained by signing the name of the Corporation by himself/herself as such officer.

      WITNESS my hand and Notarial Seal.

                                          -------------------------
                                          Notary Public
                                          My Commission Expires:

                                    EXHIBIT A

                    LEGAL DESCRIPTION FOR LINPRO OFFICE BUILDING

Tract 1

All that tract of land situate in the County of Fairfax, Virginia, and more particularly described as follows:

Parcel 1-B, being part of Block 1, Section 911, Reston, containing 4.41172 acres as the same appears duly dedicated, platted and resubdivided in Deed Book 5644, Page 764, among the land records of Fairfax County, Virginia.

Being the same property conveyed to Century Properties Fund XX, a California limited partnership, by deed from Reston Partners Limited, a Virginia limited partnership, dated March 21, 1985, recorded March 21, 1985, in Deed Book 6114, Page 1241, in the Clerk's Office, Circuit Court, County of Fairfax, Virginia.

LESS AND EXCEPT ALL THAT CERTAIN 0.1357 acre, more or less, taken by the Commonwealth of Virginia for the construction, reconstruction, alteration, maintenance and repair of Route 267 as more particularly described in Certificate of Deposit recorded September 17, 1996, in Deed Book 9807, Page 1716.

And being more particularly described by metes and bounds as follows:

      Beginning  at a point  marking  the  northeasterly  corner of Parcel  1-A,
Section 911, Block 1, Reston; thence with the northerly line of said Parcel 1-A the following courses: N67(0)05'00"W, 35.00 feet; N22(0)55'00"E, 9.00 feet;
N67(0)05'00"W,  142.00 feet; S22(0)55'00"W,  36.00 feet;  N67(0)05'00"W,  128.00 feet; N22(0)55'00"E, 34.00 feet; N67(0)05'00"W, 47.50 feet; N75(0)44'09"W, 23.26 feet and N67(0)05'00"W, 26.05 feet to a point on the easterly line of Wiehle Avenue (Route 828); thence with the easterly line of Wiehle Avenue the following courses: N22(0)55'32"E, 380.94 feet; with a curve to the left whose radius is 3904.28 feet and whose chord is N22(0)51'59"E, 8.04 feet, an arc distance of
8.04 feet and N66(0)07'59"E, 85.63 feet to a point on the southerly line of Sunset Hills Road (Route 675); thence with the southerly line of Sunset Hills Road S70(0)56'11"E, 343.64 feet to a point marking the northwesterly corner
Section 911, Block 2, Reston; thence with the westerly line of the said Block 2, and containing with the westerly line of Section 911, Block 3, Reston S22(0)55'00"W, 477.99 feet to the point of beginning, containing 4.27943 acres of land.

Tract II

TOGETHER WITH THE FOLLOWING:

Sanitary Sewer Easement across a portion of Block 3, Section 911, Reston, recorded in Deed Book 5626, Page 1250 among the aforesaid land records.

A ten (10) foot Sanitary Sewer Easement recorded in Deed Book 2870, Page 526 and as shown on plat recorded in Deed Book 4775, Page 139, among the aforesaid land records.

Easements contained in Declaration of Covenants and Cross-Easement Agreement recorded in Deed Book 2845, Page 517 and in Deed Book 5821, Page 4; and First Amendment to Declaration of Covenants and Cross-Easement Agreement recorded in Deed Book 9707, Page 717.

                                  EXHIBIT 1.1.5

                            LIST OF EXCLUDED PERMITS

                             To Be Inserted, If Any

                                  EXHIBIT 1.1.7

                  LIST OF EXCLUDED PERSONAL PROPERTY OR EQUIPMENT

                                      None

                                   EXHIBIT 5.5

                         LIST OF DUE DILIGENCE MATERIALS

                              Intentionally Deleted

                                  EXHIBIT 6.2.1

                           ADDITIONAL TITLE EXCEPTIONS

                                [To Be Attached]

                                 EXHIBIT 7.2.1.1

                          FORM OF SPECIAL WARRANTY DEED

Prepared by and after recording return to:

Galaxy Investments, Inc.
c/o Steven S. Snider, Esq.
Hale and Dorr LLP 1455 Pennsylvania Avenue, N.W.

Washington DC  20004


                              SPECIAL WARRANTY DEED

      THIS SPECIAL WARRANTY DEED, dated ____________ __, 2000, from CENTURY PROPERTIES FUND XX, a California limited partnership, having a principal address of Tower Two, 2000 South Colorado Boulevard, Suite 2-1000, Denver, Colorado 80222, Grantor, to GALAXY INVESTMENTS, INC., a Delaware corporation, with a principal address of 560 Herndon Parkway, Suite 210, Herndon, Virginia 20170, Grantee.

      The Grantor, for and in consideration of Ten Dollars ($10.00), and other good and valuable consideration, the receipt of which is hereby acknowledged, hereby grants, bargains, conveys and assigns unto Grantee with Special Warranty, in fee simple, the real property located in Fairfax County, Virginia, and described on Exhibit A attached hereto, together with all improvements thereupon, and the rights, alleys, ways, waters, easements, privileges, appurtenances and advantages belonging or appertaining thereto (the "Property").

      This conveyance is made subject to any matters identified on Exhibit B attached hereto.

      To have and to hold the property hereby conveyed unto Grantee, its successors and assigns, in fee simple, forever.

      The Grantor hereby warrants specially the property hereby conveyed and agrees to execute such further assurances thereof as may be requisite.

          [Signature and Acknowledgement contained on the following page]

      In witness whereof, the Grantor has caused this Deed to be executed and delivered under seal, as of the date first above written.

WITNESS:                                  GRANTOR:

                                       CENTURY PROPERTIES FUND XX, a California limited partnership

                                       By:  Fox Partners III, a California
                                            general partnership, general partner

                                              By:  Fox Capital Management
                                                   Corporation, general partner

                                              By:              (Seal)

                                                      Name:

                                                      Title:


State of _____________, _____________ County, to wit:

      I HEREBY CERTIFY that on _____________ __, 2000, before me, a Notary Public of the State aforesaid, personally appeared ________________________, who acknowledged himself/herself to be the ________________________ of Fox Capital Management Corporation. (the "Corporation"), Grantor, and that he/she, as such officer, being authorized so to do, executed the foregoing instrument on behalf of the Corporation acting in its capacity as general partner of Fox Partners III, a California general partnership, general partner of CENTURY PROPERTIES FUND XX, a California limited partnership, the within Grantor, for the purposes therein contained by signing the name of the Corporation by himself/herself as such officer.

      WITNESS my hand and Notarial Seal.

                                          -------------------------
                                          Notary Public
                                          My Commission Expires:

                                   EXHIBIT "A"

                    LEGAL DESCRIPTION FOR LINPRO OFFICE BUILDING

Tract 1

All that tract of land situate in the County of Fairfax, Virginia, and more particularly described as follows:

Parcel 1-B, being part of Block 1, Section 911, Reston, containing 4.41172 acres as the same appears duly dedicated, platted and resubdivided in Deed Book 5644, Page 764, among the land records of Fairfax County, Virginia.

Being the same property conveyed to Century Properties Fund XX, a California limited partnership, by deed from Reston Partners Limited, a Virginia limited partnership, dated March 21, 1985, recorded March 21, 1985, in Deed Book 6114, Page 1241, in the Clerk's Office, Circuit Court, County of Fairfax, Virginia.

LESS AND EXCEPT ALL THAT CERTAIN 0.1357 acre, more or less, taken by the Commonwealth of Virginia for the construction, reconstruction, alteration, maintenance and repair of Route 267 as more particularly described in Certificate of Deposit recorded September 17, 1996, in Deed Book 9807, Page 1716.

And being more particularly described by metes and bounds as follows:

      Beginning  at a point  marking  the  northeasterly  corner of Parcel  1-A,
Section 911, Block 1, Reston; thence with the northerly line of said Parcel 1-A the following courses: N67(0)05'00"W, 35.00 feet; N22(0)55'00"E, 9.00 feet;
N67(0)05'00"W,  142.00 feet; S22(0)55'00"W,  36.00 feet;  N67(0)05'00"W,  128.00 feet; N22(0)55'00"E, 34.00 feet; N67(0)05'00"W, 47.50 feet; N75(0)44'09"W, 23.26 feet and N67(0)05'00"W, 26.05 feet to a point on the easterly line of Wiehle Avenue (Route 828); thence with the easterly line of Wiehle Avenue the following courses: N22(0)55'32"E, 380.94 feet; with a curve to the left whose radius is 3904.28 feet and whose chord is N22(0)51'59"E, 8.04 feet, an arc distance of
8.04 feet and N66(0)07'59"E, 85.63 feet to a point on the southerly line of Sunset Hills Road (Route 675); thence with the southerly line of Sunset Hills Road S70(0)56'11"E, 343.64 feet to a point marking the northwesterly corner
Section 911, Block 2, Reston; thence with the westerly line of the said Block 2, and containing with the westerly line of Section 911, Block 3, Reston S22(0)55'00"W, 477.99 feet to the point of beginning, containing 4.27943 acres of land.

Tract II

TOGETHER WITH THE FOLLOWING:

Sanitary Sewer Easement across a portion of Block 3, Section 911, Reston, recorded in Deed Book 5626, Page 1250 among the aforesaid land records.

A ten (10) foot Sanitary Sewer Easement recorded in Deed Book 2870, Page 526 and as shown on plat recorded in Deed Book 4775, Page 139, among the aforesaid land records.

Easements contained in Declaration of Covenants and Cross-Easement Agreement recorded in Deed Book 2845, Page 517 and in Deed Book 5821, Page 4; and First Amendment to Declaration of Covenants and Cross-Easement Agreement recorded in Deed Book 9707, Page 717.

                                   EXHIBIT "B"

                          LIST OF PERMITTED EXCEPTIONS

                                [To Be Attached]

                                 EXHIBIT 7.2.1.2

                              FORM OF BILL OF SALE

      This Bill of Sale ("Assignment") is executed by CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), in favor of GALAXY INVESTMENTS, INC., a Delaware corporation ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of January 27, 2000 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon (collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project:

     a. Property Contracts. All of Seller's rights and interests in and to the purchase orders, maintenance, service or utility contracts or similar contracts which relate to the ownership, maintenance, construction or repair or operation of the Project listed on Exhibit A.

     b. Leases. All of Seller's rights and interests in and to the leases, subleases, and other occupancy agreements, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project listed on Exhibit B.

     c. Licenses and Permits. All of Seller's rights and interests in and to all licenses or permits granted by governmental authorities having jurisdiction over the Project and utilized with respect to the Project.

     d. Fixtures and Tangible Personal Property. All of Sellers rights and interests in and to all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Project or in the improvements thereon and used in connection with any present or future occupation or operation of all or any part of the Project.

            The term "Property" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

     2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property, subject to any rights of consent as provided therein.

      3. Assumption. After the Closing Date, Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property arising after the Closing Date and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property, attributable to acts arising from and after the Closing Date.

     4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

     6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the Commonwealth of Virginia.

      7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

     8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

     9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

            WITH  RESPECT  TO  ALL  MATTERS  TRANSFERRED,  WHETHER  TANGIBLE  OR
INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures and seals of the undersigned.

Dated:  January __, 2000



                                     Seller:

                                     CENTURY PROPERTIES FUND XX, a California limited partnership

                                     By: Fox Partners III, a California general
                                         partnership, general partner


                                         By: Fox Capital Management Corporation,
                                             general partner

                                                        By:

                                                                Its:

                                          Purchaser:

                                         GALAXY INVESTMENTS, INC., a Delaware
                                         corporation

                                        By:___________________________________
                                           Andrew Czekaj, Its Authorized Officer

                                   EXHIBIT "A"

                           LIST OF PROPERTY CONTRACTS

                                [To Be Attached]

                                   EXHIBIT "B"

                                     LEASES

                                [To Be Attached]

                                 Exhibit 7.2.1.3

                               GENERAL ASSIGNMENT

      This General Assignment ("Assignment") is executed by CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), in favor of GALAXY INVESTMENTS, INC., a Delaware corporation ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of January 27, 2000 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Miscellaneous Property Assets" shall mean all contract rights, leases, concessions, warranties, plans, drawings, and other items of intangible personal property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project.

            The term "Miscellaneous Property Assets" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and
(ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

      2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of tenants under leases at the Project of consent as provided therein.

      3. Assumption. After the Closing Date, Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder arising after the Closing Date. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof. Seller further agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, on or before the date hereof.

     4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

     6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the Commonwealth of Virginia.

      7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

     8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

     9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

            WITH  RESPECT  TO  ALL  MATTERS  TRANSFERRED,  WHETHER  TANGIBLE  OR
INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures and seals of the undersigned.

Dated:  January __, 2000


                                     Seller:

                                     CENTURY PROPERTIES FUND XX, a California limited partnership

                                     By: Fox Partners III, a California general
                                         partnership, general partner


                                         By: Fox Capital Management Corporation,
                                             general partner

                                                        By:

                                                                Its:


                                          Purchaser:

                                         GALAXY INVESTMENTS, INC., a Delaware
                                         corporation

                                        By:___________________________________
                                           Andrew Czekaj, Its Authorized Officer

                                 EXHIBIT 7.2.1.5

                               SELLER'S AFFIDAVIT

                                 [See Attached]

                                    Exhibit B

                                ESCROW AGREEMENT

     THIS ESCROW AGREEMENT ("Escrow Agreement") made this _____ day of January, 2000 by and among CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), and GALAXY INVESTMENTS, INC., a Delaware corporation ("Purchaser"); and COMMERCIAL TITLE GROUP, LTD. ("Escrow Agent");

                                   WITNESSETH:

      Whereas Purchaser and Seller are parties to a certain Purchase and Sale Contract (the "Purchase Contract") made and dated as of the 27th day of January, 2000; and

      Whereas, the Purchase Contract requires that Purchaser provide an initial deposit in the amount of One Hundred Thousand and No/100 Dollars ($100,000.00) in cash (the "Initial Deposit"), to be held pursuant to an escrow agreement approved by Purchaser and Seller; and

      Whereas, the Purchase Contract requires that, on or before 5:00 p.m. Eastern time on the date of expiration of the Feasibility Period, Purchaser shall provide an additional deposit in the sum of One Hundred Thousand and no/100 Dollars ($100,000.00) in cash (the "Additional Deposit"), to be held by Escrow Agent.

      Now, therefore, the parties agree to the following:

1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of One Hundred Thousand and No/100 dollars ($100,000.00) in cash (constituting the Initial Deposit), to be deposited, held, invested, and disbursed for the benefit of Seller and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract.

2. Investment of Escrow Fund. All funds received by Escrow Agent, including the Initial Deposit and the Additional Deposit (collectively, the "Escrow Fund"), shall be held in insured accounts and invested in such short-term, high-grade securities, money market funds or accounts, interest bearing bank accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Escrow Fund as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.

3. Application of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above and (a) if the sale of the Property is closed by the date fixed therefor (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall deliver the Escrow Fund to Seller in immediately available funds by wire transfer in accordance with the instructions of Seller on the Closing Date as set forth in the Purchase Contract, (b) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Escrow Agent shall return and refund the Escrow Fund to Purchaser, (c) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall give Notice to the Escrow Agent and Seller and in such Notice shall state whether it elects as its remedy return of the Escrow Fund or specific performance of the Purchase Contract; if Purchaser elects return of the Escrow Fund, Escrow Agent shall return and refund the Escrow Fund to Purchaser, (d) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Escrow Agent shall forthwith deliver to Seller the Escrow Fund in immediately available funds by wire transfer in accordance with the instructions of Seller, and (e) if Purchaser shall have canceled the Purchase Contract on or before the expiration of the Feasibility Period (as defined in the Purchase Contract), the Escrow Agent shall return and refund the Escrow Fund to Purchaser.

      If on or prior to the termination of the Escrow Agreement, a party claims to be entitled to payment of the Escrow Fund under the provisions referred to, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within Ten (10) days after delivery of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within Two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Seller forthwith upon Closing in accordance with the terms of subpart (a) of the immediately preceding paragraph.

      When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate.

4. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and
(ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and, Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser or (iii) to interplead the portion of Escrow Fund in dispute.

5. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss, or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities.

6. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.

7. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal and interest of the Escrow Fund in accordance with the joint written instructions signed by Seller and Purchaser.

8. Notices. Any required or permitted Notice or other communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by federal express or other recognized national overnight courier service maintaining records of delivery, or sent by registered or certified mail, postage pre-paid, or if sent via facsimile, on the date sender obtains confirmation of delivery with a copy thereof also sent by first class mail, and addressed as set forth below:

            (a)   If to Seller:

                  Century Properties Fund XX
                  Tower Two
                  2000 South Colorado Boulevard

                  Suite 2-1000
                  Denver, Colorado  80222
                  Attn:  Mr. Harry Alcock
                  Facsimile No.  (303) 692-0786
                        and

                  Argent Real Estate
                  1401 Brickell Avenue, Suite 520
                  Miami, Florida  33131
                  Attn:  Mr. David Marquette
                  Facsimile No.  (303) 371-6898

                  With a copy to:

                  Loeb & Loeb, LLP
                  1000 Wilshire Boulevard, Suite 1800
                  Los Angeles, California  90017
                  Attn: Andrew S. Clare, Esq.
                        Karen N. Higgins, Esq.
                  Facsimile No.  (213) 688-3460


            (b)   If to Purchaser:

                  Galaxy Investments, Inc.
                  560 Herndon Parkway, Suite 210
                  Reston, Virginia 20170
                  Attn:  Mr. Andrew J. Czekaj
                  Facsimile No.  _______________

                  With a copy to:

                  Hale and Dorr LLP
                  1455 Pennsylvania Avenue, NW
                  Suite 1000
                  Washington D.C.  20004
                  Attn:  Steven Snider, Esq.
                  Facsimile No.  (202) 942-8484


            (c)   If to Escrow Agent:

                  Commercial Title Group, Ltd.
                  ============================
                  ----------------------------
                  Attn:  _______________________
                  Facsimile No.  ________________

      Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. All such Notices, requests, demands and other communications shall be deemed to have been delivered (i) as of the day of receipt, in the case of personal delivery, or
(ii) as of the day of receipt or attempted delivery date in the case of delivery by air courier, or (iii) as of the date of receipt or first attempted delivery, as evidenced by the return receipt card, in the case of mailing by certified or registered United States mail.

9. Fee. Escrow Agent shall receive an fee of $300.00 for its services hereunder, and be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorney's fees, incurred or paid in connection with carrying out its duties hereunder, the payment of all amounts to be shared equally by Purchaser and Seller equally, and not out of the Escrow Fund. Non-payment of such fee by Purchaser shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement or are to be used in its construction or interpretation.

11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

12. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.

13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to Seller or Purchaser for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract.

15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.

16.   Time of Essence.  Time is of the essence of this Escrow Agreement.

17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed under seal on its behalf by duly authorized persons, all as of the day and year first above written.

                                     Seller:

                                     CENTURY PROPERTIES FUND XX, a California limited partnership

                                     By: Fox Partners III, a California general
                                         partnership, general partner


                                         By: Fox Capital Management Corporation,
                                             general partner

                                                        By:

                                                                Its:


                                          Purchaser:

                                         GALAXY INVESTMENTS, INC., a Delaware
                                         corporation

                                        By:___________________________________
                                           Andrew Czekaj, Its Authorized Officer

                                    COMMERCIAL TITLE GROUP, LTD.

                                    By: _____________________________________

                                    Title:

                                 Exhibit 9.1.4.1

                          TENANT ESTOPPEL CERTIFICATE

To:   Galaxy Investments, Inc., its successors, assigns and lender
      Attention:


RE:   Lease dated ____________, 19___, between                              ,
      a                      , as "Landlord", and
      ____________________________________, as "Tenant" (which together with any modifications in Paragraph 5 are collectively referred to as the "Lease"), demising premises located and addressed as:
      ____________________________________ (the "Leased Premises") being part of
      the                 Shopping Center in                ,
      (the "Property")

Gentlemen:

      The undersigned Tenant, having the power and authority to do so, hereby states, certifies and affirms to all to whom this Certificate may be presented as follows:

     1. Landlord has fully performed all obligations relating to construction of the Leased Premises and leasehold improvements as described in the Lease, and Tenant has unconditionally accepted the Leased Premises. No monies, including, but not limited to any tenant allowances, are owed by Landlord to Tenant except the following: __________________________________ for . [insert "None" if none]

      2. Landlord has not breached or failed to comply with any term of the Lease, and Landlord is not in default in the performance by Landlord of its obligations under the Lease.

      3. Tenant has not breached or failed to comply with any term of the Lease, and Tenant is not in default of the Lease. Tenant has not transferred, assigned or sublet, or agreed to transfer, assign, or sublet, its interest in the Lease or any part thereof, except as follows:

                                                                        .
[insert "None" if none]

      4. The Lease term commenced on ________________, and shall expire (unless sooner terminated or extended as in the Lease provided) on _______________; and the Lease contains the following renewal options:

 .
[insert "None" if none].

     5. The Lease has not been modified, altered or amended except as follows:

                                                            [list all amendments
and modifications or write "None" if none].

     6. No free rent, reduced or deferred rental has been granted except as set forth on the Lease or as follows:


[insert "None" if none].

      7. The current minimum monthly rental is $___________. No rent under the Lease has been paid more than thirty (30) days in advance of its due date. Tenant acknowledges that all additional rent (charges for taxes, insurance, percentage rent, if any, maintenance, common areas, etc.) are payable pursuant to the terms of the Lease.

      8. The amount of the security deposit [initially] deposited by Tenant under the Lease is $_______ [and the amount of the security deposit which continues to be held by Landlord under the Lease is now $_________]. [insert "None" if none].

      9. Tenant has been granted no option or other right to purchase the Property or Leased Premises or any portion thereof.

      10. There has not been filed by or against, nor, is there threatened against or contemplated by Tenant, a petition in bankruptcy, voluntary or otherwise, any assignment for the benefit of creditors, any petition seeking reorganization or arrangement under the bankruptcy laws of the United States or the debtor relief laws of any state, or any other action brought under such bankruptcy or debtor relief laws.

      11. Tenant acknowledges that Landlord is currently contemplating a sale and/or refinancing of the Property and agrees that the information furnished herein may be supplied to any or all of the proposed purchaser, purchaser or lender and others of the Property (or any portion thereof) or any successor or assign of any of the foregoing or others and that such proposed purchaser, purchaser or lender and others and any successor or assign may rely upon this Certificate and all of the statements herein contained as being true and accurate.

      IN WITNESS WHEREOF, the undersigned has caused this Certificate to be duly executed, under seal, and delivered as of the day and year first above written.

TENANT:

By:________________________________
Name:______________________________

                                                                         Page(s)

                                TABLE OF CONTENTS

                                                                          Page

ARTICLE 1   DEFINED TERMS...................................................2

ARTICLE 2   PURCHASE AND SALE OF PROPERTY...................................4

ARTICLE 3   PURCHASE PRICE & DEPOSIT........................................5

ARTICLE 4   FINANCING.......................................................6

ARTICLE 5   FEASIBILITY PERIOD..............................................6

ARTICLE 6   TITLE...........................................................8

ARTICLE 7   CLOSING........................................................10

ARTICLE 8   REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND
PURCHASER   15

ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING................................19

ARTICLE 10  BROKERAGE......................................................21

ARTICLE 11  POSSESSION.....................................................21

ARTICLE 12  DEFAULTS AND REMEDIES..........................................21

ARTICLE 13  RISK OF LOSS OR CASUALTY.......................................22

ARTICLE 14  RATIFICATION...................................................22

ARTICLE 15  EMINENT DOMAIN.................................................23

ARTICLE 16  MISCELLANEOUS..................................................23

                                                                    Exhibit 10.7



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

                           CENTURY PROPERTIES FUND XX,

                        a California limited partnership

                                    AS SELLER

                                       AND

                        PENNSYLVANIA REALTY GROUP, INC.,

                           a Pennsylvania corporation

                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT  ("Purchase  Contract") is entered into as of the 15 day of December, 1999 (the "Effective Date") by and between CENTURY PROPERTIES FUND XX, a California limited partnership, having a principal address at 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222 ("Seller") and PENNSYLVANIA REALTY GROUP, INC., a Pennsylvania corporation, having a principal address at 2701 East Luzerne Street, Philadelphia, Pennsylvania 19137 ("Purchaser").

     NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements herein after set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

R-1. Seller holds legal title to the real estate located in Spartanburg County, South Carolina, as more particularly described in Exhibit A attached hereto and made a part hereof. Improvements have been constructed on the property described in this Recital.

R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property", on the terms and conditions set forth below (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by special warranty deed or equivalent deed to Purchaser.

R-3. Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser on the terms and conditions set forth below.

R-4. Purchaser intends to make investigations regarding the Property and Purchaser's intended uses of the Property as Purchaser deems necessary and desirable. ARTICLE 1

                                  DEFINED TERMS

1.1 Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this Article 1 below.
1.1.1 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of South Carolina.

1.1.2 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

1.1.3 "Closing Date" means the date on which the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds.

 1.1.4 "Commercial Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Closing Date for the Property.

1.1.5 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.5, if any, attached hereto.

1.1.6 Intentionally Omitted.
1.1.7 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the Effective Date and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used primarily for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in Exhibit 1.1.7.

1.1.8 "Improvements" means all buildings and improvements, located on the Land taken "as is" as of the end of the Feasibility Period (as hereinafter defined), subject to the provisions of Article 13 and Section 16.21 below.

1.1.9 "Land"
means all of those certain tracts of land located in the State of South Carolina described on Exhibit "A" attached hereto, and all rights, privileges and appurtenances pertaining thereto.

1.1.10 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, including all of Seller's rights and interests in and to the name "Corners Apartments" if any, but excluding, however, (i) receivables, (ii) Property Contracts, (iii) Commercial Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, (viii) insurance or other prepaid items or (ix) Seller's proprietary books and records, except to the extent that Seller receives a credit on the closing statement for any such item.

1.1.11 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof.

1.1.12 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

1.1.13 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller in and to Property Contracts, Commercial Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

1.1.14 "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on 90 days' or shorter Notice, except Commercial Leases.

1.1.15 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser.


1.1.16 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property.

1.1.17 "Survey" shall have the meaning ascribed thereto in Section 6.12.

1.1.18 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Commercial Lease.

1.1.19 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1.

1.1.20      "Title Insurer" shall have the meaning set forth in Section 6.1.

                                   ARTICLE 2

                          PURCHASE AND SALE OF PROPERTY

2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                   ARTICLE 3

                            PURCHASE PRICE & DEPOSIT

3.1 The total purchase price ("Purchase Price") for the Property shall be Four Million Four Hundred Fifty Thousand and no/100 Dollars ($4,450,000.00), which shall be paid by Purchaser, as follows:

3.1.1 On the date hereof, Purchaser shall deliver to Camperdown Title Services, Inc. ("Escrow Agent" or the "Title Insurer"), a deposit in the sum of Fifty Thousand and no/100 Dollars ($50,000.00), in cash (such sum being hereinafter referred to and held as the "Initial Deposit"). Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B.

3.1.2 At or  before  5:00 p.m.  Eastern  time on the date of  expiration  of the
Feasibility Period (as hereinafter defined), provided Purchaser has not terminated this Purchase Contract pursuant to Section 5.2 below, Purchaser shall deliver to Escrow Agent an additional deposit in the sum of Fifty Thousand and no/100 Dollars ($50,000.00), in cash (such sum being hereinafter referred to as the "Additional Deposit"). The Additional Deposit shall be non-refundable when paid except in the event the sale of the Property is not consummated due to a default by Seller and/or the failure of any condition specified in Section 9.1.

3.1.3 If Purchaser shall exercise Purchaser's Extension Option (as hereinafter defined) to extend the Closing (as hereinafter defined), Purchaser shall deliver to Escrow Agent at or before 5:00 p.m. Eastern time on the thirtieth (30th) day following expiration of the Feasibility Period, the additional sum of Twenty-Five Thousand Dollars ($25,000.00) (which sum shall hereinafter be referred to as the "Extension Option Deposit"). The Extension Option Deposit shall be non-refundable when paid except in the event the sale of the Property is not consummated due to a default by Seller and/or the failure of any condition specified in Section 9.1.

3.1.4 As used herein,  the term  "Deposit"
shall mean, collectively, the Initial Deposit, the Additional Deposit and the Extension Option Deposit (or such portion thereof that has theretofore been delivered to Escrow Agent). The Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit, in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit , as set forth below.

3.1.5 If the sale of the Property is closed by the Closing Date (as hereinafter defined) (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit shall be applied to the Purchase Price on the Closing Date. If the sale of the Property is not closed by the Closing Date (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3.

3.1.6 If the sale of the Property is not closed by the Closing Date (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the Closing Date (or any such extension date) owing to failure of performance by Purchaser, the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages and as Seller's sole remedy for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 below.

                                   ARTICLE 4

                                    FINANCING

4.1 Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

                                   ARTICLE 5

                               FEASIBILITY PERIOD

5.1 Subject to the terms of Section 5.3 below, for thirty (30) calendar days following the Effective Date (e.g., through January 3, 2000 if the Effective Date is December 3, 1999), but in no event later than January 15, 2000 (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property:

5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, environmental studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).

5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property.

5.1.3 To  ascertain  and  confirm  the
suitability of the property for Purchaser's intended use of the Property.

5.1.4 To review all Materials (as hereinafter defined) other than Seller's proprietary information.

5.2 Should the results of any of the matters referred to in sub-paragraphs 5.1.1, 5.1.2, 5.1.3 and 5.1.4 above appear unsatisfactory to Purchaser for any reason, in Purchaser's sole discretion, then Purchaser shall have the right to terminate this Purchase Contract by giving written Notice (as hereinafter defined) to that effect to Seller and Escrow Agent on or before 5:00 p.m. EST on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 5.3, and Escrow Agent shall promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this ARTICLE 5 and in ARTICLE 9.

5.3 Purchaser shall indemnify and hold Seller harmless for any claims, losses, demands, causes of action, or liability, including court costs and attorneys' fees resulting from actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys approved by Seller, such approval not to be unreasonably withheld) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in Seller's reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to the Property and Purchaser's activities carried on therein, in amounts (including deductible amounts) and with such insurance carriers as shall be reasonably approved by Seller and naming Seller and its affiliates as additional insureds, with endorsements acceptable to Seller, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser (which insurance must be reasonably approved by Seller). Such liability insurance shall provide coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise). The provisions of this
Section 5.3 shall survive the Closing or termination of this Purchase Contract.

5.4 Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, except as may be required by law, and, prior to the purchase of the Property by Purchaser, Purchaser shall use good faith efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.

5.5 Seller shall deliver to Purchaser within ten (10) calendar days from the Effective Date copies of all leases, contracts, engineering studies, environmental reports, surveys and other materials (the "Materials") in Seller's possession or control relating to the Property (other than proprietary information of Seller). If the sale of the Property is not closed by the date fixed therefor, Purchaser shall, within five (5) calendar days, return all such Materials to Seller.

                                   ARTICLE 6

                                      TITLE

6.1 Purchaser shall promptly secure a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment,") issued by Camperdown Title Services, Inc., as agent for Fidelity National Title Insurance Company ("Title Insurer") for an owner's title insurance policy on the most recent standard American Land Title Association ("ALTA") Policy form, together with legible copies of all instruments identified as exceptions therein and shall cause a copy thereof to be delivered to Seller during the Feasibility Period. Purchaser agrees that it shall be solely responsible for payment of all costs relating to procurement of the Title Commitment and any Owner title policy.

6.2 Seller shall convey, and Purchaser agrees to accept, title to the Land and Improvements, so long as the same is insurable at ordinary rates, by special warranty deed or equivalent deed pursuant to this Purchase Contract subject only to the following, all of which shall be deemed "Permitted Exceptions" and Purchaser agrees to accept the deed and title subject thereto:

6.2.1 All exceptions shown in the Title Commitment (other than mechanics' liens and taxes due and payable in respect of any period preceding Closing) and all exceptions noted in Exhibit 6.2.1 attached hereto; and

6.2.2 Such exceptions and
matters as approved by Purchaser and as the Title Company shall be willing to omit as exceptions to coverage; and

6.2.3 All Commercial Leases and any other occupancy, residency, lease, tenancy and similar agreements entered into in the ordinary course of business and disclosed to Purchaser; and

6.2.4 All Property
Contracts and any other existing contracts created in the ordinary course of business by Seller, which are not identified for termination by Purchaser during the Feasibility Period; and

6.2.5 Real estate and property taxes for the calendar year in which closing occurs to the extent not due and payable;

6.2.6 Intentionally deleted; and

6.2.7 All matters of public record as of the effective time of the Title Commitment (as approved by Purchaser).

6.3 The existence of other mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage or deed of trust liens, that payoff letters from the holder of the mortgage or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the policy issued at Closing), together in either case, with recording and/or filing fees. The amount of such mortgages, liens or encumbrances shall be payable at Closing out of the Purchase Price proceeds.

6.4 Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained in ARTICLE 7 herein.

6.5 Unpaid  franchise  or business
corporation or entity taxes of any corporations or entities in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to omit such taxes as exceptions to coverage with respect to any lender's mortgagee insurance policy.

6.6 If on the Closing Date there shall be conditional bills of sale or Uniform Commercial Code financing statements that were filed on a day more than five (5) years prior to such Closing, and such financing statements have not been extended by the filing of UCC-3 continuation statements within the past five (5) years prior to such Closing, such financing statements shall not be deemed an objection to title.

6.7 If on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller shall not be satisfied, Purchaser shall provide Seller with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser in which case Purchaser and Seller shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Seller such Notice, Seller at its sole option and upon Notice to Purchaser within seven (7) calendar days following receipt of such Notice may elect to cure such objection or unfulfilled condition for up to thirty (30) calendar days; provided, however, that if Purchaser's lender terminates its financing commitment during such extension period, Purchaser shall have the right to terminate this Purchase Contract by giving written Notice to that effect to Seller and Escrow Agent, in which event this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 5.3, and Escrow Agent shall promptly return the Deposit to Purchaser.. Should Seller be able to cure such title objection or condition, or should Seller be able to cause title insurance over the same by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before ten (10) calendar days after Notice of such cure or waiver.

6.8 If Seller does not elect to cure such objection or unfulfilled condition or during the period of cure Seller is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or cause Title Insurer to insure over such matter or satisfy such unfulfilled condition, Seller shall give Purchaser written Notice thereof, and if Purchaser does not waive such objection by written Notice delivered to Seller and the title company issuing the Title Commitment on or before Seven (7) calendar days following the date Seller gives such Notice, then this Purchase Contract shall automatically terminate, and the parties hereto shall have no further obligations to each other, except for Purchaser's obligations pursuant to Section 5.3 above, and the Deposit (or so much thereof as has been delivered to Escrow Agent) shall be immediately returned to Purchaser.

6.9 Notwithstanding
Section 6.8 above, Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the date of this Purchase Contract and the Closing Date (other than Commercial Leases and
Property Contracts in the ordinary course of business); any such monetary lien or encumbrance so attaching by voluntary act of Seller shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Seller may elect not to discharge the same.

6.10  Anything  to the  contrary
notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception, that has been waived or deemed to have been waived by Purchaser.

6.11 Intentionally  deleted.

6.12 Purchaser at Purchaser's sole cost
and expense, may cause to be prepared a survey for the Property ("Survey") to be delivered to Purchaser and Seller within the Feasibility Period. The Survey (i) shall be prepared in accordance with and shall comply with the minimum requirements for an ALTA/ACSM survey; (ii) shall be in a form, and shall be certified as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) shall specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) shall specifically show the right of way for all adjacent public streets; (v) shall specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) shall contain a perimeter legal description of the Property which may be used in the special warranty deed or equivalent deed; (vii) shall be certified to Purchaser, Purchaser's lender, Seller and Title Insurer as being true and correct; and
(viii) shall certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the special warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing. Purchaser, at Purchaser's sole cost and expense, may also cause to be prepared an environmental report for the Property ("Environmental Report").

6.12.1 Should such Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in ARTICLE 5 above.

6.12.2 Purchaser agrees to make payment in full of all costs of obtaining Surveys required by this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                   ARTICLE 7

                                     CLOSING

7.1 Dates,  Places Of Closing,  Prorations,  Delinquent  Rent and Closing Costs.

7.1.1 The Closing shall occur no later than thirty (30) calendar days after the expiration of the Feasibility Period, through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

7.1.2 The original Closing Date may be extended at the option of Purchaser (the "Extension Option") to a date not later than thirty (30) Days following the original Closing Date specified above upon the satisfaction of, and subject to, the following conditions: (i) concurrently with the delivery of the Extension Notice (defined below), Purchaser shall deliver to Escrow Agent the Extension Option Deposit; (ii) Purchaser shall not have breached any of its obligations hereunder; and (iii) all of Purchaser's representations and warranties contained in Section 8.2 hereof shall be true and correct as of the date on which Purchaser notifies Seller and Escrow Agent of Purchaser's exercise of its Extension Option. Purchaser's Extension Option shall be exercised, if at all, by prior written notice to Seller and Escrow Agent (the "Extension Notice"), received no later than five (5) business days prior to the expiration of the original scheduled Closing Date.

7.1.3 The Closing Date may be extended
without penalty at the option of Seller to a date not later than seven (7) days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser.

7.1.4 All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied deposits under Tenant leases, if any, shall be transferred by Seller to Purchaser at the Closing. Purchaser shall assume at Closing any payments due parties under the Property Contracts assumed by Purchaser, provided that any payments under the Property Contracts have been prorated. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration shall be final and unadjustable except as provided in the following paragraph. For purposes of this Section 7.1.3 and Section 7.1.4 and 7.1.5 the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, and any utility or other charges payable by Tenants. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below).

7.1.5 If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date.

7.1.6 If on the Closing Date any Tenant is in arrears in any Rent payment under any Commercial Lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time before the Closing Date, and (ii) second, to the period of time after the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings (other than termination of any Commercial Lease or eviction proceeding) against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the Assignment as defined in Section 7.2.1.3 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps (other than termination of any Commercial Lease or eviction proceeding), whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Commercial Lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 7.1.5 shall apply during the Proration Period.

7.1.7 Seller shall pay the cost of all recording costs with respect to the Closing and the cost of all transfer taxes and deed stamps (e.g., excise stamp taxes). Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees, if any.

7.2   Items To Be Delivered Prior To Or At Closing.

7.2.1 Seller. At Closing, Seller shall deliver to Purchaser, each of the following items, as applicable:

7.2.1.1  Special  Warranty  Deed in the form
attached  as  Exhibit

7.2.1.1 to Purchaser. The acceptance of such deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

7.2.1.2 A Bill of Sale without recourse or warranty (other than as to title) in the form attached as Exhibit 7.2.1.2 covering all Property Contracts, Commercial Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser of Seller's obligations thereunder.

7.2.1.3 An Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser of Seller's obligations thereunder.

7.2.1.4 A closing statement executed by Seller.

7.2.1.5 A vendor's affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Purchase Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitments; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract; and

7.2.1.6 A  certification  of
Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

7.2.1.7 Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such items at the Property in their customary place of storage or in the custody of Purchaser's representatives.

7.2.1.8 To the extent in Seller's possession or control, original copies of the Commercial Leases, Permits and Property Contracts, lease files, keys to the property, Seller's books and records (other than proprietary information) regarding the Property, and original copies of the tenant estoppels.

7.2.2 Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:

7.2.2.1 The full Purchase Price, net of the Deposit, as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property to satisfy the same, provided that Seller shall have delivered to Title Company at Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.

7.2.2.2     A closing statement executed by Purchaser.

7.2.2.3 A countersigned  counterpart of the Bill of Sale in the form attached as
Exhibit 7.2.1.2.

7.2.2.4 A  countersigned  counterpart  of the Assignment in the form attached as
Exhibit 7.2.1.3.

7.2.2.5 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                                   ARTICLE 8

         REPRESENTATIONS,  WARRANTIES  AND COVENANTS OF SELLER AND PURCHASER

8.1 Representations And Warranties Of Seller.

8.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

8.1.1.1 Seller is lawfully and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any Purchase Contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other Purchase Contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property;

8.1.1.2 Seller owns insurable, fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof and Seller shall have no other liability as a result thereof, either before or after Closing);

8.1.1.3 There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Commercial Leases (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof).

8.1.1.4 The joinder of no person or entity other than Seller is necessary to convey the Property, fully and completely, to Purchaser at Closing, or to fulfill Seller's obligations and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

8.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

8.1.1.6 To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable;

8.1.1.7 To Seller's knowledge, Seller has received no notice from any governmental authority having jurisdiction over any part of the Property citing any uncorrected violation of any applicable building, safety or fire ordinances;

8.1.1.8 To Seller's knowledge, Seller has received no notice of future increased real estate assessments affecting the Property.

8.1.1.9  Nothing herein shall
require Purchaser to hire any of Seller's employees nor be responsible for any labor or employment-related liability which has arisen or might arise on account of Seller's status as an employer, if any; and

8.1.1.10 Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable.

8.1.2 Except for the representations and warranties expressly set forth above in Subsection 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, but is not relying upon any information provided by Seller or Seller's Broker or Purchaser's Broker (as
hereinafter defined) or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Seller's Broker or Purchaser's Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth herein). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the Offering prepared by Seller's Broker or Purchaser's Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Commercial Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights, in a manner reasonably consistent with Seller's past practices, against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section
8.1.3  below.

8.1.3 Seller and Purchaser agree that those representations contained in Section 8.1 shall survive Closing for a period of One (1) year (that is, any proceeding based on the breach of a representation contained in Section 8.1 that survives Closing must be commenced within One (1) year subsequent to the date of such representation). In the event that Seller breaches any representation contained in Section 8.1 and Purchaser had actual knowledge of such breach prior to Closing, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith.

8.1.4  Representations  and warranties above made to the
knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term
Designated   Representative  shall  refer  to  Janice  Vinson  of  NPI  Property
Management   Corporation,   the   Property   Manager  for  the   Property.

8.2 Representations And Warranties Of Purchaser

8.2.1 For the purpose of inducing
Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing
Date:

8.2.2 With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that:

8.2.2.1 Purchaser is corporation duly organized, validly existing and in good standing under the laws of Pennsylvania.

8.2.2.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser.

8.2.2.3 No pending or, to the
knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

8.2.2.4  Purchaser  is duly
authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, this Purchase Contract. Purchaser is, or prior to closing shall be, duly authorized to perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser, does not (i) violate any of the provisions of their respective certificates of incorporation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

8.2.2.5 The joinder of no person or
entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has, or prior to Closing, shall have, all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

8.2.3 Purchaser has not dealt with any
broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property, other than Seller's Broker or Purchaser's Broker.

8.2.4 Intentionally Omitted.

                                   ARTICLE 9

                         CONDITIONS PRECEDENT TO CLOSING

9.1 Without limiting any of the rights of Purchaser provided for elsewhere in this Purchase Contract, Purchaser's obligation to close under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser;

9.1.2 Each of the representations and warranties of Seller contained herein shall be true in all material respects as of the Closing Date;

9.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder;

9.1.4  Notwithstanding  anything to
the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above.

9.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of the Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as though such representations and warranties were made at and as of such date and time.

9.2.2  Purchaser  shall  have  fully
performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.

9.2.3 There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.

9.2.4 Fidelity National Title Insurance Company shall have delivered to Seller an Insured Closing Letter in form and substance satisfactory to Seller.

                                   ARTICLE 10

                                    BROKERAGE

10.1 Seller represents and warrants to Purchaser that it has dealt only with Pinnacle Realty Management Company, 7316 Wisconsin Avenue, Suite 300, Bethesda, Maryland 20814-2925 ("Seller's Broker") in connection with this Purchase
Contract. Purchaser represents and warrants to Seller that it has dealt only with First Union Mortgage Corporation ("Purchaser's Broker") and Seller's Broker in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Seller's Broker and Purchaser's Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts of omissions of the indemnifying party.

10.2 Seller agrees to pay Seller's Broker a commission according to the terms of a separate agreement. Purchaser agrees to pay Purchaser's Broker a commission according to the terms of a separate agreement. Neither Seller's Broker nor Purchaser's Broker shall be deemed a party or third party beneficiary of this Purchase Contract.

10.3 Neither Seller's Broker nor Purchaser's Broker assumes any responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

                                   ARTICLE 11

                                   POSSESSION

11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12

                              DEFAULTS AND REMEDIES

12.1 In the Event Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Seller's default hereunder or inability to convey title as required by this Purchase Contract, or defaults hereunder on or prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser so terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such termination or default by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser.

12.2 Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to (1) terminate this Purchase Contract and receive reimbursement of the Deposit (or so much thereof as has been received by Escrow Agent) or (2) seek specific performance of this Purchase Contract. If Seller willfully defaults hereunder, and Purchaser elects remedy (1) above, then Seller shall also reimburse Purchaser for Purchaser's reasonable out-of-pocket expenses (including, without limitation, reasonable attorneys' fees, charges and disbursements) incurred in connection with the negotiation of this Purchase Contract and Purchaser's due diligence efforts, provided however, that the amount of such reimbursement shall not exceed $20,000.00).

                                   ARTICLE 13

                            RISK OF LOSS OR CASUALTY

13.1 Seller shall maintain all current insurance policies with respect to the Property in effect until the Closing Date. Prior to the Closing , the risk of loss or damage to the Property by fire or other casualty shall be borne and assumed by Seller. If, prior to the Closing, any "Material Damage" (as hereinafter defined) occurs to any portion of the Property as a result of fire or other casualty, Seller shall immediately notify Purchaser of such fact. In such event, Purchaser shall have the option to terminate this Purchase Contract upon written notice to Seller given not later than thirty (30) days after receipt of any such notice from Seller. Purchaser shall have no right to terminate this Purchase Contract as a result of any damage or destruction of any portion of the Property that does not constitute Material Damage. If Purchaser does not elect or has no right to terminate this Purchase Contract, Seller shall assign and turn over, and Purchaser shall be entitled to receive and keep, all insurance proceeds payable with respect to such damage or destruction (which shall then be repaired or not at Purchaser's option and cost) and the parties shall proceed to the Closing pursuant to the terms hereof without modification of the terms of this Purchase Contract. If Purchaser does not elect or has no right to terminate this Purchase Contract by reason of any casualty, Purchaser shall have the right to participate in any adjustment of the insurance claim. If the insurance proceeds payable with respect to any damage do not cover the full replacement cost of such damage, Seller shall credit Purchaser for the difference between the insurance proceeds and the actual reasonable expenses necessary to repair such damage; provided however that such credit shall not exceed the lesser of (1) twenty percent (20%) of the total repair costs, or (2) $100,000. As used herein, the term "Material Damage" shall mean damage or destruction the cost of repair of which exceeds $250,000.00.

                                   ARTICLE 14

                                  RATIFICATION

14.1 This Purchase Contract shall be null and void unless fully executed by Purchaser and Seller on or before December 17, 1999.

                                   ARTICLE 15

                                 EMINENT DOMAIN

15.1 In the event that prior to Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency or by purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Seller shall promptly notify Purchaser thereof, and Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of Purchaser's receipt from Seller of Notice of the occurrence of such event and recover the Deposit (or so much thereof as has been delivered to Escrow Agent) hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. If Purchaser does not elect to terminate this Purchase Contract, Seller shall assign to Purchaser at the Closing, all rights in connection therewith. If Purchaser does not elect to terminate this Purchase Contract, Seller shall not agree to any conveyance in lieu of a taking or acquisition, or settle any claim on account of any taking or acquisition prior to Closing without Purchaser's consent, which consent shall not be unreasonably withheld or delayed.

                                   ARTICLE 16

                                  MISCELLANEOUS

16.1  Exhibits And Schedules

All Exhibits and Schedules annexed hereto are a part of this Purchase Contract for all purposes.

16.2 Assignability

      Subject to Section 16.18, this Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party, except that Purchaser may assign all or an undivided interest in this Purchaser Contract to one or more entities so long as (i) Purchaser or its principals or affiliates remains a part of the purchasing entity(ies), (ii) Purchaser is not released from its liability hereunder, and (iii) Seller consents thereto (which consent shall not be unreasonably withheld or delayed).

16.3  Binding Effect

      This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

16.4 Captions

      The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

16.5  Number And Gender Of Words

      Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

16.6  Notices

      All Notices, demands, requests and other communications permitted or required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes only (i) if sent by Federal Express or a nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the Fifth (5th) business day following the date of mailing addressed as follows:

              If to Seller:                      If to Purchaser:

              Century Properties Fund XX       Pennsylvania Realty Group, Inc.
              Tower Two                        2701 East Luzerne Street
              2000 South Colorado Boulevard    Philadelphia, Pennsylvania  19137
              Suite 2-1000                     Attn:  Mr. Steven A. Berger
              Denver, Colorado  80222
              Attn:  Mr. Harry Alcock

                    And

                                                 With a copy to:
              Argent Real Estate

              1401 Brickell Avenue, Suite 520    Alan N. Escott, Esq.
              Miami, Florida  33131              McCausland, Keen & Backman
              Attn:  Mr. David Marquette         Suite 160, Radnor Court
                                                 259 N. Radnor-Chester Road
                                                 Radnor, Pennsylvania  19087

              With a copy to:

              Loeb & Loeb
              1000 Wilshire Boulevard, Suite
              1800
              Los Angeles, California  90017
              Attn: Andrew S. Clare, Esq.
                    Karen N. Higgins, Esq.

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice. Notices may be given by a party's attorney on such party's behalf.

16.7  Governing Law And Venue

      The laws of the State of South Carolina shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

16.8  Entirety And Amendments

      This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

16.9 Severability

      If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

16.10 Multiple Counterparts

     This   Purchase   Contract  may  be  executed  in  a  number  of  identical
counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterpart.

16.11 Further Acts

      In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

16.12 Construction

      No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

16.13 Confidentiality

      Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants and advisors. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its lenders, agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

16.14 Time Of The Essence

It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

16.15 Cumulative Remedies And Waiver

      No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

16.16 Litigation Expenses

      Notwithstanding anything to the contrary herein, in the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

16.17 Time Periods

      Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

16.18 Exchange

      At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.

16.19 No Personal Liability of Officers, Trustees or Directors

      No individual officer, trustee, director or representative of the partners of Seller or of Purchaser shall have any personal liability under this Purchase Contract or any document executed in connection with the transactions contemplated by this Purchase Contract.

16.20 No Exclusive Negotiations

      Seller shall have the right, at all times, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Purchase Contract, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property unless such agreement is contingent on the termination of this Purchase Contract without the Property having been conveyed to Purchaser.

16.21 Maintenance of Property

      From and after the expiration of the Feasibility Period, Seller hereby agrees to operate and maintain the Property in a manner reasonably consistent with Seller's past practices.

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract under seal as of the date first set forth above.

                                     Seller:

                                         CENTURY PROPERTIES, FUND XX,

                                         a California limited partnership

                                         By: Fox Partners III,
                                             a California general partnership,
                                             its general partner

                                         By: Fox Capital Management Corporation,
                                                 a California corporation,
                                                 its managing general partner

                                             By: ______________________________
                                                 Name: ________________________
                                                 Its: _________________________

                                          Purchaser:

                                         PENNSYLVANIA REALTY GROUP, INC.,
                                         a Pennsylvania corporation

                                     By: ______________________________________
                                         Name:  _______________________________
                                         Title:  ______________________________

                                     ACKNOWLEDGEMENTS

SELLER

STATE OF __________________   )
      ------      ------      )
COUNTY OF ________________    )


I, the undersigned notary public for the State of _______________, do hereby certify that _________________________, the ________________________ of Fox
Capital Management Corporation, the General Partner of Fox Partners III, the General Partner of Century Properties Fund XX, personally appeared before me this day and acknowledged the due execution of the foregoing instrument.

Witness my hand and official seal this the _____ day of __________, 1999.

------------------------------------------------------------------------
                                    Notary Public for __________________
                                    My Commission Expires:  ____________


PURCHASER

STATE OF __________________   )
      ------      ------      )
COUNTY OF ________________    )


I, the undersigned notary public for the State of _______________, do hereby certify that _________________________, the ________________________ of
Pennsylvania Realty Group, Inc., personally appeared before me this day and acknowledged the due execution of the foregoing instrument.

Witness my hand and official seal this the _____ day of __________, 1999.

------------------------------------------------------------------------
                                    Notary Public for __________________
                                    My Commission Expires:  ____________

                                    EXHIBIT A

                    LEGAL DESCRIPTION FOR THE CORNERS APARTMENTS

All that parcel of land, containing 8.10 acres, more or less, located on the east side of Fernwood Drive in the City of Spartanburg, County of Spartanburg, State of South Carolina and being more particularly described as follows:

BEGINNING at an iron pin on the east side of the curb on the east side of Fernwood Drive, which stands 583.00 feet in a southerly direction from the intersection of Fernwood Drive and Peach Shed Road, and running thence south
85.00 east 391.30 feet to an iron pin;  thence south  +/-7-45 east a distance of
419.50 feet to an old iron pin; thence south +/-1-09 east a distance of 125.40 feet to an old iron pin; thence south 26-43 west a distance of 275.50 feet to an old iron pin; thence north 63-17 west a distance of 311.50 feet to a point; thence south 84-25 west a distance of 192.30 feet to an old iron pin on the east side of the curb on the east side of Fernwood Drive, and running thence with the east side of the curb on the east side of Fernwood Drive the following courses and distances: north 00-07 east a distance of 110.00 feet to an old iron pin, north 03-41 east a distance of 64.50 feet to an old iron pin, and north 05-00 east a distance of 508.20 feet to an old iron pin at the POINT OF BEGINNING; being shown on plat of property of Lincoln Property Company made by Gooch and Associates Surveyors, dated January 12, 1973, and recorded in Plat Book 70 at page 271, R.M.C. office for the County and State aforesaid. Also, as shown on a more recent survey dated June, 1974 and updated August 12, 1985 entitled "A Final as-Built Survey for Corners Apartments" Shelter Properties IV, Spartanburg, South Carolina certified to Shelter Properties IV, Century
Properties Fund XX and Lawyers Title Insurance Corporation by James M. Honeycutt, South Carolina Registered Land Surveyor No. 5027.

PROPERTY ADDRESS  151 Fernwood Drive

      ______      ______Spartanburg, South Carolina 29302

This is the same property conveyed to Century Properties Fund XX, a California limited partnership, by deed of Thomas J. DeZern, Master in and for the County aforesaid, recorded in Deed Book 59-R at page 559.

                                  EXHIBIT 1.1.5

                            LIST OF EXCLUDED PERMITS

                                      None

                                  EXHIBIT 1.1.7

                  LIST OF EXCLUDED PERSONAL PROPERTY OR EQUIPMENT

                                      None

                                  EXHIBIT 6.2.1

                           ADDITIONAL TITLE EXCEPTIONS

1.    All easements, restrictions and matters of record.

                                 EXHIBIT 7.2.1.1

                          FORM OF LIMITED WARRANTY DEED

STATE OF SOUTH CAROLINA_)
      ______      ______      )           LIMITED WARRANTY DEED
COUNTY OF SPARTANBURG___)



      KNOW ALL MEN BY THESE PRESENTS, that Century Properties Fund XX, a California limited partnership, Grantor, in the State aforesaid, for and in consideration of ________ and No/100 ($_________) Dollars, and other valuable consideration, to it in hand paid at and before the sealing of these presents, by ___________ Grantee of the State aforesaid, the receipt of which is hereby acknowledged, has granted, bargained, sold and released, and by these presents does grant, bargain, sell and release unto the said Grantee, and Grantee's heirs, successors and assigns, the following described property:

                           SEE EXHIBIT "A" ATTACHED HERETO AND
                             INCORPORATED HEREIN BY REFERENCE
TMS No.______________
Grantee's Address:______
      ------      ------

      Together   with  all  and   singular,   the  rights,   hereditaments   and
appurtenances belonging or in anywise incident or appertaining.

      TO HAVE AND TO HOLD, subject to the rights, conditions, and restrictions herein, subject to easements, restrictions and matters of record, all and singular, the property before mentioned unto the said Grantee(s).

      And the Grantor does hereby bind itself and its successors and assigns, to warrant and forever defend all and singular the said premises unto the said Grantee, Grantee's heirs, successors and assigns, against the claims of persons owning or claiming, by, through or under Grantor, the same or any part thereof.

      IN WITNESS WHEREOF, Grantor has signed and sealed this instrument the day and year first above written.

Signed, sealed and delivered             CENTURY PROPERTIES, FUND XX,
in the Presence of:                      a California limited partnership

                  ______                 By: Fox Partners III,
Witness No. 1                                a California general partnership,
                                             its general partner
                  ------
Witness No. 2                            By: Fox Capital Management Corporation,
                                                 a California corporation,
                                                 its managing general partner

                                             By: ______________________________
                                                 Name: ________________________
                                                 Its: _________________________

STATE OF _______________)
            ------------)
COUNTY OF ______________)

      PERSONALLY  appeared before me the undersigned  witness who made oath that
(s)he      saw     the      within      named      ____________________________,
_____________________________       by       _______________________,        its
_________________________, sign and seal as its act and deed and deliver the within written instrument and that (s)he with the other witness subscribed above witnessed the execution thereof.

            ------------            ------------------------------
            ____________            Witness No. 1

SWORN to and subscribed before me this ____day of ______________, 1999.

_____________________________(L.S.)
Notary Public for _______________

My Commission Expires: ______________

                                    EXHIBIT "A"

                                LEGAL DESCRIPTION

All that parcel of land, containing 8.10 acres, more or less, located on the east side of Fernwood Drive in the City of Spartanburg, County of Spartanburg, State of South Carolina and being more particularly described as follows:

BEGINNING at an iron pin on the east side of the curb on the east side of Fernwood Drive, which stands 583.00 feet in a southerly direction from the intersection of Fernwood Drive and Peach Shed Road, and running thence south
85.00 east 391.30 feet to an iron pin;  thence south  +/-7-45 east a distance of
419.50 feet to an old iron pin; thence south +/-1-09 east a distance of 125.40 feet to an old iron pin; thence south 26-43 west a distance of 275.50 feet to an old iron pin; thence north 63-17 west a distance of 311.50 feet to a point; thence south 84-25 west a distance of 192.30 feet to an old iron pin on the east side of the curb on the east side of Fernwood Drive, and running thence with the east side of the curb on the east side of Fernwood Drive the following courses and distances: north 00-07 east a distance of 110.00 feet to an old iron pin, north 03-41 east a distance of 64.50 feet to an old iron pin, and north 05-00 east a distance of 508.20 feet to an old iron pin at the POINT OF BEGINNING; being shown on plat of property of Lincoln Property Company made by Gooch and Associates Surveyors, dated January 12, 1973, and recorded in Plat Book 70 at page 271, R.M.C. office for the County and State aforesaid. Also, as shown on a more recent survey dated June, 1974 and updated August 12, 1985 entitled "A Final as-Built Survey for Corners Apartments" Shelter Properties IV, Spartanburg, South Carolina certified to Shelter Properties IV, Century
Properties Fund XX and Lawyers Title Insurance Corporation by James M. Honeycutt, South Carolina Registered Land Surveyor No. 5027.

PROPERTY ADDRESS__151 Fernwood Drive

            ____________Spartanburg, South Carolina 29302

This is the same property conveyed to Century Properties Fund XX, a California limited partnership, by deed of Thomas J. DeZern, Master in and for the County aforesaid, recorded in Deed Book 59-R at page 559.

                                 EXHIBIT 7.2.1.2

                              FORM OF BILL OF SALE

      This Bill of Sale ("Assignment") is executed by CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), in favor of
____________________________,        a       ___________________________________
("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract dated as of December ___, 1999 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon (collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project:

a. Property Contracts. All of Seller's rights and interests in and to those purchase orders, maintenance, service or utility contracts or similar contracts which relate to the ownership, maintenance, construction or repair or operation of the Project listed on Schedule 1 attached hereto.

b. Leases. All of Seller's rights and interests in and to leases, subleases, and other occupancy agreements, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project.

c. Licenses and Permits. All of Seller's rights and interests in and to all licenses or permits granted by governmental authorities having jurisdiction over the Project and utilized with respect to the Project.

d. Fixtures and Tangible Personal Property. All of Sellers rights and interests in and to all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Project or in the improvements thereon and used in connection with any present or future occupation or operation of all or any part of the Project.

            The term "Property" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

      2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property, subject to any rights of consent as provided therein. Seller hereby agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property with respect to periods prior to the date hereof.

      3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property with respect to periods from and after the date hereof, and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property with respect to periods from and after the date hereof.

     4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

     6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of South Carolina.

      7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

     8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

     9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures and seals of the undersigned.

Dated:               , 1999



                                     Seller:

                                         CENTURY PROPERTIES, FUND XX,

                                         a California limited partnership

                                         By: Fox Partners III,
                                             a California general partnership,
                                             its general partner

                                         By: Fox Capital Management Corporation,
                                             a California corporation,
                                             its managing general partner

                                             By: ______________________________
                                                 Name: ________________________
                                                 Its: _________________________

                                          Purchaser:

                                         PENNSYLVANIA REALTY GROUP, INC.,
                                         a Pennsylvania corporation

                                     By: ______________________________________
                                         Name:  _______________________________
                                         Title:

                                   SCHEDULE 1

                               PROPERTY CONTRACTS

                                [To Be Attached]

                                 Exhibit 7.2.1.3

                               GENERAL ASSIGNMENT

      This General  Assignment  ("Assignment") is executed by CENTURY PROPERTIES
FUND  XX,   a   California   limited   partnership   ("Seller"),   in  favor  of
__________________________, a _________________________ ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract dated as of December ___, 1999 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon (collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Miscellaneous Property Assets" shall mean all contract rights, leases, concessions, warranties, plans, drawings, and other items of intangible personal property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project.

            The term "Miscellaneous Property Assets" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and
(ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

     2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of consent as provided therein.

      3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof.

     4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

     6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of South Carolina.

      7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

     8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

     9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures and seals of the undersigned.

Dated:               , 1999



                                     Seller:

                                         CENTURY PROPERTIES, FUND XX,

                                         a California limited partnership

                                         By: Fox Partners III,
                                             a California general partnership,
                                             its general partner

                                         By: Fox Capital Management Corporation,
                                                 a California corporation,
                                                 its managing general partner

                                             By: ______________________________
                                                 Name: ________________________
                                                 Its: _________________________

                                          Purchaser:

                                         PENNSYLVANIA REALTY GROUP, INC.,
                                         a Pennsylvania corporation

                                     By: ______________________________________
                                         Name:  _______________________________
                                         Title:

                                    Exhibit B

                                ESCROW AGREEMENT

     THIS ESCROW AGREEMENT ("Escrow Agreement") made this ___ day of December, 1999 by and among CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), and PENNSYLVANIA REALTY GROUP, INC., a Pennsylvania corporation ("Purchaser"); and CAMPERDOWN TITLE SERVICES, INC. ("Escrow Agent");

                                   WITNESSETH:

      Whereas Purchaser and Seller are parties to a certain Purchase and Sale Contract (the "Purchase Contract") made and dated as of the ___ day of December, 1999; and

      Whereas, the Purchase Contract requires that Purchaser provide an initial deposit in the amount of Fifty Thousand and No/100 Dollars ($50,000.00) in cash (the "Initial Deposit"), to be held pursuant to an escrow agreement approved by Purchaser and Seller; and

      Whereas, the Purchase Contract requires that, on or before 5:00 p.m. Eastern time on the date of expiration of the Feasibility Period, Purchaser shall provide an additional deposit in the sum of Fifty Thousand and no/100 Dollars ($50,000.00) in cash (the "Additional Deposit"), to be held by Escrow Agent.

      Whereas, if Purchaser shall exercise its extension option to extend the Closing (as defined in the Purchase Contract), the Purchase Contract requires that, on or before 5:00 p.m. Eastern time on the thirtieth (30th) day following expiration of the Feasibility Period, Purchaser shall provide an additional deposit in the sum of Twenty-Five Thousand and no/100 Dollars ($25,000.00) in cash (the "Extension Option Deposit"), to be held by Escrow Agent.

      Now, therefore, the parties agree to the following:

1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of Fifty Thousand and No/100 dollars ($50,000.00) in cash (constituting the Initial Deposit), to be deposited, held, invested, and disbursed for the benefit of Seller and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract.

2. Investment of Escrow Fund. All funds received by Escrow Agent, including the Initial Deposit, the Additional Deposit and the Extension Deposit, if paid (collectively, the "Escrow Fund"), shall be held in insured accounts and invested in such short-term, high-grade securities, money market funds or accounts, interest bearing bank accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Escrow Fund as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.

3. Application of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above and (a) if the sale of the Property is closed by the date fixed therefor (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall deliver the Escrow Fund to Seller in immediately available funds by wire transfer in accordance with the instructions of Seller on the Closing Date as set forth in the Purchase Contract, (b) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Escrow Agent shall return and refund the Escrow Fund to Purchaser, (c) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall give Notice to the Escrow Agent and Seller, and in such Notice shall state whether it elects as its remedy return of the Escrow Fund or specific performance of the Purchase Contract; if Purchaser elects return of the Escrow Fund, Escrow Agent shall return and refund the Escrow Fund to Purchaser, (d) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Seller shall give notice to the Escrow Agent and Purchaser, and Escrow Agent shall forthwith deliver to Seller the Escrow Fund in immediately available funds by wire transfer in accordance with the instructions of Seller, and (e) if Purchaser shall have canceled the Purchase Contract on or before the expiration of the Feasibility Period (as defined in the Purchase Contract), the Escrow Agent shall return and refund the Escrow Fund to Purchaser.

      If on or prior to the termination of the Escrow Agreement, a party claims to be entitled to payment of the Escrow Fund under the provisions referred to, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within Ten (10) days after delivery of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within Two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Seller forthwith upon Closing in accordance with the terms of subpart (a) of the immediately preceding paragraph.

      When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate.

4. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and
(ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and, Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser or (iii) to interplead the portion of Escrow Fund in dispute.

5. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss, or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities.

6. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.

7. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal and interest of the Escrow Fund in accordance with the joint written instructions signed by Seller and Purchaser.

8. Notices. Any required or permitted Notice or other communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by federal express or other recognized national overnight courier service maintaining records of delivery, or sent by registered or certified mail, postage pre-paid, and addressed as set forth below:

              If to Seller:                      If to Purchaser:

              Century Properties Fund XX       Pennsylvania Realty Group, Inc.
              1873 South Bellaire Street,      2701 East Luzerne Street
              17th Floor                       Philadelphia, Pennsylvania  19137
              Denver, Colorado  80222          Attn:  Mr. Steven A. Berger
              Attn:  Mr. Harry Alcock

                    And

                                                 With a copy to:
              Argent Real Estate

              1401 Brickell Avenue, Suite 520    Alan N. Escott, Esq.
              Miami, Florida  33131              McCausland, Keen & Backman
              Attn:  Mr. David Marquette         Suite 160, Radnor Court
                                                 259 N. Radnor-Chester Road
                                                 Radnor, Pennsylvania  19087

              With a copy to:                    If to Escrow Agent:

              Loeb & Loeb                        Camperdown Title Services, Inc.
              1000 Wilshire Boulevard, Suite     44 East Camperdown Way
              1800                               Greeneville, South Carolina
              Los Angeles, California  90017     29601
              Attn: Andrew S. Clare, Esq.        Attn:  Ms. Sandy Grubbs
                    Karen N. Higgins, Esq.

      Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. All such Notices, requests, demands and other communications shall be deemed to have been delivered (i) as of the day of receipt, in the case of personal delivery, or
(ii) as of the day of receipt or attempted delivery date in the case of delivery by air courier, or (iii) as of the date of receipt or first attempted delivery, as evidenced by the return receipt card, in the case of mailing by certified or registered United States mail.

9. Fee. Escrow Agent shall receive a fee of $300.00 for its services hereunder, and be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorney's fees, incurred or paid in connection with carrying out its duties hereunder, the payment of all amounts to be shared equally by Purchaser and Seller equally, and not out of the Escrow Fund. Non-payment of such fee by Purchaser shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement or are to be used in its construction or interpretation.

11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

12. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.

13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to Seller or Purchaser for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract.

15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of South Carolina.

16.   Time of Essence.  Time is of the essence of this Escrow Agreement.

17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed under seal on its behalf by duly authorized persons, all as of the day and year first above written.

                                     Seller:

                                         CENTURY PROPERTIES, FUND XX,

                                         a California limited partnership

                                         By: Fox Partners III,
                                             a California general partnership,
                                             its general partner

                                         By: Fox Capital Management Corporation,
                                                 a California corporation,
                                                 its managing general partner

                                             By: ______________________________
                                                 Name: ________________________
                                                 Its: _________________________

                                     Taxpayer ID No. __________________________

                                          Purchaser:

                                         PENNSYLVANIA REALTY GROUP, INC.,
                                         a Pennsylvania corporation

                                     By: ______________________________________
                                         Name:  _______________________________
                                         Title: _______________________________

                                     Taxpayer ID No. __________________________


                                          CAMPERDOWN TITLE SERVICES, INC.

                                     By: ______________________________________
                                         Name: ________________________________
                                         Title: _______________________________

                                                                         Page(s)

                                TABLE OF CONTENTS

                                                                           Page

ARTICLE 1   DEFINED TERMS...................................................1

ARTICLE 2   PURCHASE AND SALE OF PROPERTY...................................3

ARTICLE 3   PURCHASE PRICE & DEPOSIT........................................4

ARTICLE 4   FINANCING.......................................................5

ARTICLE 5   FEASIBILITY PERIOD..............................................5

ARTICLE 6   TITLE...........................................................7

ARTICLE 7   CLOSING........................................................10

ARTICLE 8   REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND
            PURCHASER......................................................14

ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING................................17

ARTICLE 10  BROKERAGE......................................................18

ARTICLE 11  POSSESSION.....................................................19

ARTICLE 12  DEFAULTS AND REMEDIES..........................................19

ARTICLE 13  RISK OF LOSS OR CASUALTY.......................................20

ARTICLE 14  RATIFICATION...................................................20

ARTICLE 15  EMINENT DOMAIN.................................................20

ARTICLE 16  MISCELLANEOUS..................................................21

                                                                   Exhibit 10.8

                     AMENDMENT TO PURCHASE AND SALE CONTRACT

                              (Corners Apartments)

      This Amendment To Purchase and Sale Contract (this "Amendment") is entered into as of the 14th day of January, 2000, by and between CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), and PENNSYLVANIA REALTY GROUP, INC., a Pennsylvania corporation ("Purchaser"), with respect an escrow established with Camperdown Title Services.

      Reference is made to that certain Purchase and Sale Contract dated as of December 15, 1999 between Purchaser and Seller (the "Contract"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

      Purchaser and Seller desire to further amend the Contract pursuant to the terms set forth below.

        NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Contract is hereby amended as follows:

1. Extension of Feasibility Period. Section 5.1 of the Contract is hereby amended to provide that with respect to the Environmental Due Diligence (as hereinafter defined) only, the Feasibility Period shall expire at 5:00 p.m., Eastern time on January 28, 2000. Provided Purchaser has not terminated the Purchase Contract pursuant to Section 5.2 of the Purchase Contract with respect to the issues relating to the Environmental Due Diligence on or before 5:00 p.m.

  Eastern time on January 28, 2000, Purchaser Shall deliver to Escrow Agent at or before 5:00 p.m. Eastern time on January 28, 2000, the $50,000 Additional Deposit.

2. Closing Date. Based on the extension of the Feasibility Period to January 28, 2000, the Closing shall occur on February 28, 2000, subject to extension rights set forth in Sections 7.1.2 and 7.1.3 of the Contract.

3. Waiver of  Contingencies  Other Than  Environmental  Due Diligence.
Purchaser hereby rescinds its notice of termination of the Contract sent to Seller by letter dated January 13, 2000, and agrees and acknowledges that other than completing an environmental review and an analysis of the Property (the "Environmental Due Diligence"), all of the contingencies relating to the Feasibility Period have been satisfied or waived. Seller and Purchaser agree that Purchaser shall have until January 28, 2000 to satisfy its due diligence relating to the Environmental Due Diligence.

4. Delivery of Additional Study Reports to Seller. Within five (5) days after Purchaser's receipt thereof, Purchaser agrees to deliver to Seller copies of all reports and studies including, without limitation, the Phase I environmental report obtained by Purchaser in connection with its Environmental Due Diligence.

5. Counterparts. This Amendment may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

      All other terms and conditions of the Contract remain unmodified and in full force and effect.

      IN WITNESS WHEREOF, Seller and Purchaser have entered into this Amendment as of the date written above.

                                     Seller:

                                         CENTURY PROPERTIES, FUND XX,

                                         a California limited partnership

                                         By: Fox Partners III,
                                             a California general partnership,
                                             its general partner

                                         By: Fox Capital Management Corporation,
                                                 a California corporation,
                                                 its managing general partner

                                             By: ______________________________
                                                 Name: ________________________
                                                 Its: _________________________

                                          Purchaser:

                                         PENNSYLVANIA REALTY GROUP, INC.,
                                         a Pennsylvania corporation

                                     By: ______________________________________
                                         Name:  _______________________________
                                         Title:  ______________________________

                                                                    Exhibit 10.9

                   SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT

                              (Corners Apartments)

      This Second Amendment To Purchase and Sale Contract (this "Amendment") is entered into as of the 10th day of February, 2000, by and between CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), and PENNSYLVANIA REALTY GROUP, INC., a Pennsylvania corporation ("Purchaser"), with respect an escrow established with Camperdown Title Services.

      Reference is made to that certain Purchase and Sale Contract dated as of December 15, 1999 between Purchaser and Seller, as amended by that certain Amendment to Purchase and Sale Contract dated as of January 14, 2000 (collectively, the "Contract"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

      Purchaser and Seller desire to further amend the Contract pursuant to the terms set forth below.

        NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Contract is hereby amended as follows:

1. Reduction of Purchase Price/Waiver of all Contingencies. For valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Purchase Price is hereby reduced by the sum of Four Hundred Fifty Thousand Dollars from $4,450,000 to $4,000,000. In consideration of the foregoing, Purchaser hereby waives all contingencies relating to the Feasibility Period, and agrees that the Deposit has become non-refundable.

2. Additional Deposit. On or before 5 p.m. Eastern time on February 11, 2000, Purchaser shall deliver the $50,000 Additional Deposit to the Escrow Agent, which Additional Deposit shall become non-refundable when paid.

3. Closing Date. The Closing shall occur on March 13, 2000, subject to the extension rights set forth in Sections 7.1.2 and 7.1.3 of the Contract.

4. Rescission of Termination Notice. Purchaser hereby rescinds its notice of termination of the Contract sent to Seller by letter dated January 27, 2000.

5. Counterparts. This Amendment may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

      All other terms and conditions of the Contract remain unmodified and in full force and effect.

     IN WITNESS WHEREOF, Seller and Purchaser have entered into this Second Amendment as of the date written above.

                                     Seller:

                                         CENTURY PROPERTIES, FUND XX,

                                         a California limited partnership

                                         By: Fox Partners III,
                                             a California general partnership,
                                             its general partner

                                         By: Fox Capital Management Corporation,
                                                 a California corporation,
                                                 its managing general partner

                                             By: ______________________________
                                                 Name: ________________________
                                                 Its: _________________________

                                          Purchaser:

                                         PENNSYLVANIA REALTY GROUP, INC.,
                                         a Pennsylvania corporation

                                     By: ______________________________________
                                         Name:  _______________________________
                                         Title:  ______________________________

                                                                   Exhibit 10.10

                THIRD AMENDMENT TO PURCHASE AND SALE CONTRACT

                              (Corners Apartments)

      This Third Amendment To Purchase and Sale Contract (this "Amendment") is entered into as of the ____ day of March, 2000, by and between CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), PENNSYLVANIA REALTY GROUP, INC., a Pennsylvania corporation ("Purchaser"), and NEW CORNERS ASSOCIATES, L.L.C., a South Carolina limited liability company ("Assignee"), with respect to an escrow established with Camperdown Title Services, Inc.

      Reference is made to that certain Purchase and Sale Contract dated as of December 15, 1999, between Purchaser and Seller, as amended by that certain Amendment to Purchase and Sale Contract dated as of January 14, 1999, and that certain Second Amendment to Purchase and Sale Contract dated as of February 10, 2000 (collectively, the "Contract"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

      Purchaser, Assignee and Seller desire to further amend the Contract pursuant to the terms set forth below.

      NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Contract is hereby amended as follows:

1. Assignment by Purchaser. Purchaser hereby nominates Assignee as Purchaser under the Contract. Purchaser hereby assigns to Assignee its interests under the Contract, and Assignee hereby agrees to assume all of Purchaser's obligations and liabilities under the Contract. Seller hereby agrees to the foregoing nomination, assignment and assumption on the condition that Purchaser shall not be released from its liability and obligations under the Contract in the event of a breach of the Contract by Assignee.

2. Counterparts. This Amendment may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

      All other terms and conditions of the Contract remain unmodified and in full force and effect.

                 [Remainder of page intentionally left blank]

      IN WITNESS WHEREOF, Seller, Assignee and Purchaser have entered into this Amendment as of the date written above.


                                Seller:

                                CENTURY PROPERTIES, FUND XX,

                                a California limited partnership

                                By: Fox Partners III,
                                    a California general partnership,
                                    its general partner

                                    By: Fox Capital Management Corporation,
                                        a California corporation,
                                        its managing general partner

                                       By:

                                           Name: _________________________
                                           Its: ____________________________

                                   Purchaser:

                                PENNSYLVANIA REALTY GROUP, INC.,
                                a Pennsylvania corporation

                                By: ______________________________________
                                    Name: ________________________________
                                    Title: _______________________________

                                  Assignee:___

                                NEW CORNERS ASSOCIATES L.L.C.,

                                a South Carolina limited liability company

                                By:
                                   Jon J. Goodman
                                    President

                                                                   Exhibit 10.11

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

                           CENTURY PROPERTIES FUND XX,

                        a California limited partnership

                                    AS SELLER

                                       AND

           CHAMBERS & ASSOCIATES COMMERCIAL REAL ESTATE SERVICES, L.L.C,

                       a Kansas limited liability company

                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of the ____ day of January, 2000 (the "Effective Date") by and between CENTURY PROPERTIES FUND XX, a California limited partnership, having a principal address at 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222 ("Seller") and CHAMBERS & ASSOCIATES COMMERCIAL REAL ESTATE SERVICES, L.L.C, a Kansas limited liability company, having a principal address at 7000 West 105th Street, Overland Park, Kansas 66212 ("Purchaser").

     NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements hereinafter set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

R-1. Seller holds legal title to the real estate located in Johnson County, Kansas, as more particularly described in Exhibit A attached hereto and made a part hereof. Improvements have been constructed on the property described in this Recital.

R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by special warranty deed or equivalent deed to Purchaser.

R-3. Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser, on the terms and conditions set forth below.

R-4. Purchaser intends to make investigations regarding the Property, Purchaser's intended uses of the Property, and certain due diligence materials to be delivered to Purchaser by Seller, as Purchaser deems necessary and desirable.

                                   ARTICLE 1
                                 DEFINED TERMS

1.1 Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this Article 1 below.

1.1.1 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of Kansas.

1.1.2 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

1.1.3 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds.

1.1.4 "Commercial Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Closing Date for the applicable Property.

1.1.5 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.5, if any, attached hereto.

1.1.6 Intentionally Omitted.

1.1.7 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased, by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property, or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in
Exhibit 1.1.7.

1.1.8 "Improvements" means all buildings and improvements, located on the Land taken "as is".

1.1.9 "Land" means all of those certain tracts of land located in the State of Kansas described on Exhibit "A" attached hereto, and all rights, privileges and appurtenances pertaining thereto.

1.1.10 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings, building names, all pre-paid accounts payable, and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however,
(i) receivables, (ii) Property Contracts, (iii) Commercial Leases, (iv) Permits,
(v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, (viii) insurance or other prepaid items, or (ix) Seller's proprietary books and records, except to the extent that Seller receives a credit on the closing statement for any such item.

1.1.11 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Commercial Lease.

1.1.12 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

1.1.13 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller in and to Property Contracts and Commercial Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

1.1.14 "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on 90 days' or shorter Notice, except Commercial Leases.

1.1.15 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser.

1.1.16 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property.

1.1.17 "Survey" shall have the meaning ascribed thereto in Section 6.12.

1.1.18 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Commercial Lease.

1.1.19 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1.

1.1.20 "Title Insurer" shall have the meaning set forth in Section 6.1.

                                   ARTICLE 2
                          PURCHASE AND SALE OF PROPERTY

2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract. Purchaser further agrees not to cause or permit the recordation of this Purchase Contract in the official records of any state or county.

                                   ARTICLE 3
                            PURCHASE PRICE & DEPOSIT

3.1 The total purchase price ("Purchase Price") for the Property shall be Three Million Three Hundred Fifty Thousand and no/100 ($3,350,000.00), which shall be paid by Purchaser, as follows:

3.1.1 On the date hereof, Purchaser shall deliver to Fidelity National Title Company ("Escrow Agent" or the "Title Insurer") a deposit in the sum of Fifty Thousand and no/100 ($50,000.00), in cash, (such sum being hereinafter referred to and held as the "Deposit"). Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B.

3.1.2 [Intentionally Omitted]

3.1.3 The Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below.

3.1.4 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit shall be applied to the Purchase Price on the Closing Date. If the sale of the Property is not closed by the date fixed therefor (or any such extension date), the Deposit shall be returned pursuant to the terms of the Escrow Agreement, subject to the terms of Section 5.2 herein, Purchaser's liability under Section 5.3 herein and to each party's liability to the other set forth in
Article 12 herein.

3.1.5 If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 below.

                                   ARTICLE 4
                                   FINANCING

4.1 Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

                                   ARTICLE 5
                               FEASIBILITY PERIOD

5.1 Subject to the terms of Section 5.3 below, for forty-five (45) calendar days following the Effective Date (i.e., through March 6, 2000 if the Effective Date is January 21, 2000), but in no event later than March 9, 2000 (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property:

5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).

5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property.

5.1.3 To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property.

5.1.4 To review all Materials (as hereinafter defined) other than Seller's proprietary information.

5.2 Purchaser shall have the right to terminate this Purchase Contract for any reason by giving written Notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. EST on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 5.3, and Escrow Agent shall promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this ARTICLE 5 and in ARTICLE
9. If Purchaser  does not terminate  this Purchase  Contract as provided in this
Section 5.2, Purchaser shall be deemed to have approved and agreed to assume all contracts, leases, and other agreements existing with respect to the Property as of the expiration of the Feasibility Period as well as all Commercial Leases.

5.3 Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to the Property and Purchaser's activities carried on therein, in amounts (including deductible amounts) and with such insurance carriers as shall be approved by Seller and naming Seller and its affiliates as loss payees or additional insureds (at the option of Seller), with endorsements acceptable to Seller, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser (which insurance must be reasonably approved by Seller). Such liability insurance shall provide coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise). The provisions of this Section shall survive the Closing or termination of this Purchase Contract.

5.4 Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.

5.5 Seller shall deliver to Purchaser within ten (10) calendar days from the Effective Date copies of all leases, contracts, engineering studies, surveys and other materials (the "Materials") in Seller's possession or control relating to the Property, including, but only to the extent such items are in Seller's possession or control, those items listed in Exhibit 5.5 attached hereto; provided however that in no event shall Purchaser be entitled to receive any proprietary information of Seller. If the sale of the Property is not closed by the date fixed therefor, Purchaser shall, within five (5) calendar days, return all such Materials to Seller.

                                   ARTICLE 6
                                      TITLE

6.1 Purchaser shall promptly secure a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment,") issued by Fidelity National Title Insurance Company ("Title Insurer") for an owner's title insurance policy on the most recent standard American Land Title Association ("ALTA") Policy form (the "Owner's Policy"), together with legible copies of all instruments identified as exceptions therein and shall cause a copy thereof to be delivered to Seller during the Feasibility Period. Seller and Purchaser agree that they shall share equally in the cost of the Title Commitment and the Owner's Policy up to a maximum cost of $2,400.00, with Seller to pay any cost for the Owner's Policy in excess of that amount; provided, however, that Purchaser shall be solely responsible for the cost of any endorsements to the Owner's Policy or for any other title insurance that Purchaser may choose to obtain.

6.2 Purchaser agrees to accept title to the Land and Improvements, so long as the same is insurable at ordinary rates and any conveyance by special warranty deed or equivalent deed pursuant to this Purchase Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions" and Purchaser agrees to accept the deed and title subject thereto:

6.2.1 All exceptions shown in the Title Commitment (other than mechanics' liens and taxes due and payable in respect of the period preceding Closing) and all exceptions noted in Exhibit 6.2.1 attached hereto; and

6.2.2 Such exceptions and matters as approved by Purchaser and as the Title Company shall be willing to omit as exceptions to coverage; and

6.2.3 All Commercial Leases; and

6.2.4 Any other occupancy, residency, lease, tenancy and similar agreements entered into in the ordinary course of business, to the extent such other agreements have been disclosed to and accepted by Purchaser; and

6.2.5 All Property Contracts and any other existing contracts created in the ordinary course of business by Seller, which are not identified for termination by Purchaser during the Feasibility Period; and

6.2.6 Real estate and property taxes for the calendar year in which closing occurs to the extent not due and payable;

6.2.7                  Intentionally deleted; and

6.2.8 All matters of public record as of the effective time of the Title Commitment (as approved by Purchaser).

6.3 The existence of other mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage or deed of trust liens, that payoff letters from the holder of the mortgage or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the policy issued at Closing), together in either case, with recording and/or filing fees.

6.4 Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the applicable Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained in ARTICLE 7 herein.

6.5 Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to omit such taxes as exceptions to coverage with respect to any lender's mortgagee insurance policy.

6.6 [Intentionally Deleted]

6.7 Except as otherwise provided in this agreement, if on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller shall not be satisfied, Purchaser shall provide Seller with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser in which case Purchaser and Seller shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Seller such Notice, Seller at its sole option and upon Notice to Purchaser within seven (7) calendar days following receipt of such Notice may elect to cure such objection or unfulfilled condition for up to ninety (90) calendar days; provided, however, that if the cost to cure such objection or unfulfilled condition will, in Seller's reasonable determination, be $15,000 or less, Seller shall be required to use reasonable efforts to make such cure or fulfill such condition, but in no event shall Seller be required to spend more than $15,000 to make such cure or fulfill such condition. Should Seller be able to cure such title objection or condition, or should Seller be able to cause title insurance over the same by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before thirty (30) calendar days after Notice of such cure or waiver.

6.8 To the extent Seller is not obligated by the terms of this Purchase Contract to cure such objection or unfulfilled condition, if Seller does not elect to cure such objection or unfulfilled condition or during the period of cure Seller is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or cause Title Insurer to insure over such matter or satisfy such unfulfilled condition, Seller shall give Purchaser written Notice thereof, and if Purchaser does not waive such objection by written Notice delivered to Seller and the title company issuing the Title Commitment on or before seven (7) calendar days following the date Seller gives such Notice, then this Purchase Contract shall automatically terminate, in which event the parties hereto shall have no further obligations to each other, except for Purchaser's obligations pursuant to Section 5.3 above, and the Deposit (if then paid) shall be immediately returned to Purchaser.

6.9 Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the date of this Purchase Contract and the Closing Date (other than Commercial Leases and Property Contracts in the ordinary course of business); any such monetary lien or encumbrance so attaching by voluntary act of Seller shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Seller may elect not to discharge the same.

6.10 Anything to the contrary notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception, that has been waived in writing by Purchaser.

6.11 Intentionally deleted.

6.12 Seller shall deliver to Purchaser during the Feasibility Period the most recent as-built survey of the Property, in Seller's possession or control, if any. Purchaser, at Purchaser's sole cost and expense, may update such survey or cause to be prepared a new survey for the Property ("Survey") to be delivered to Purchaser and Seller within the Feasibility Period. The Survey (i) shall be prepared in accordance with and shall comply with the minimum requirements of the ALTA; (ii) shall be in a form, and shall be certified as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) shall specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) shall specifically show the right of way for all adjacent public streets; (v) shall specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) shall contain a perimeter legal description of the Property which may be used in the special warranty deed or equivalent deed;
(vii) shall be certified to Purchaser, Purchaser's lender, Seller and Title Insurer as being true and correct; and (viii) shall certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the special warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing. Purchaser, at Purchaser's sole cost and expense, may also cause to be prepared an environmental report for the Property ("Environmental Report").

6.12.1 Should such Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in ARTICLE 5 above.

6.12.2 Purchaser agrees to make payment in full of all costs of obtaining Surveys required by this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                   ARTICLE 7
                                     CLOSING

7.1 Dates, Places Of Closing, Prorations, Delinquent Rent and Closing Costs.

7.1.1 The Closing shall occur no later than thirty (30) calendar days after the expiration of the Feasibility Period, through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

7.1.2 The Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser.

7.1.3 All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied deposits under Tenant leases, if any, shall be transferred by Seller to Purchaser at the Closing. Purchaser shall assume at Closing the obligation to pay any accrued but unpaid tenant improvement allowances and leasing commissions under commercial leases executed after the Effective Date and approved by Purchaser, together with any payments due parties to other agreements affecting the Property which survive Closing or under the Property Contracts assumed by Purchaser, provided that any payments under the Property Contracts have been prorated. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration shall be final and unadjustable except as provided in the following paragraph. For purposes of this Section 7.1.3 and Sections 7.1.4 and 7.1.5, the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, percentage rents and common area maintenance charges. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below). Any Rent that is delinquent on the Closing Date shall not be prorated at the Closing, but shall be governed pursuant to the provisions of Section 7.1.5 below.

7.1.4 If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date.

7.1.5 If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the Assignment as defined in Section 7.2.1.3 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 7.1.5 shall apply during the Proration Period.

7.1.6 Seller and Purchaser shall share equally in the costs of all transfer taxes (e.g., excise stamp taxes) and recording costs with respect to the Closing. Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees.

7.1.7 Purchaser shall pay the cost of any taxes or fees (e.g., mortgage registration fees, deed of trust recording fees) arising as a result of Purchaser's financing, if any, with respect to its purchase of the Property.

7.2 Items To Be Delivered Prior To Or At Closing.

7.2.1 Seller. At Closing, Seller shall deliver to Purchaser, each of the following items, as applicable:

7.2.1.1 Special Warranty Deed in the form attached as Exhibit 7.2.1.1 to Purchaser. The acceptance of such deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

7.2.1.2 A Bill of Sale  without  recourse or  warranty  in the form  attached as
Exhibit 7.2.1.2 covering all Property Contracts, Commercial Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser of, among other things, Seller's obligations thereunder.

7.2.1.3 An Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of all Seller's obligations that Purchaser has, or is deemed to have, agreed to assume thereunder.

7.2.1.4 A closing statement executed by Seller.

7.2.1.5 A vendor's affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Purchase Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract; and

7.2.1.6 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

7.2.1.7 Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.

7.2.1.8 To the extent in Seller's possession or control, original copies of the Commercial Leases and Property Contracts, lease files, keys to the property, Seller's books and records (other than proprietary information) regarding the Property

7.2.1.9 Original Tenant Estoppel  Certificates,  in the form attached as Exhibit
7.2.1.9 , or the form required by the Tenant's Lease, for a maximum of eighty percent (80%) of the space leased by Tenants at the Property. 1.1.1.1


7.2.10  Seller  shall  make  reasonable  efforts  prior  to  Closing  to  assist
Purchaser, at Purchaser's sole cost and expense, in obtaining Subordination Agreements in form and substance acceptable to Purchaser, from the Tenants. However, delivery of such Subordination Agreements shall not be a condition to the Closing.

7.2.2 Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:

7.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Company, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. Purchaser, if request is made within a reasonable time prior to Closing, agrees to provide at Closing separate certified or cashier's checks as requested, aggregating not more than the amount of the balance of the portion of Purchase Price, to facilitate the satisfaction of any such liens or encumbrances. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.

7.2.2.2 A closing statement executed by Purchaser.

7.2.2.3 A countersigned  counterpart of the Bill of Sale in the form attached as
Exhibit 7.2.1.2.

7.2.2.4 A  countersigned  counterpart  of the Assignment in the form attached as
Exhibit 7.2.1.3.

7.2.2.5 A fully executed Kansas Real Estate Sales Validation Questionnaire, as required by Johnson County, in the form attached as Exhibit 7.2.2.5

7.2.2.6 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                                   ARTICLE 8
         REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER

8.1   Representations And Warranties Of Seller.

8.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

8.1.1.1 Seller is lawfully and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any purchase contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other purchase contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property;

8.1.1.2 Seller owns insurable, fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof and Seller shall have no other liability as a result thereof, either before or after Closing);

8.1.1.3 There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Commercial Leases (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof).

8.1.1.4 The joinder of no person or entity other than Seller is necessary to convey the Property, fully and completely, to Purchaser at Closing, or to fulfill Seller's obligations and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

8.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

8.1.1.6 To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable;

8.1.1.7 To Seller's knowledge, each of the Materials to be delivered to Purchaser during the Feasibility Period are, or will be, complete, true and correct in all material respects, and further, all Materials that are to be so delivered and are in Seller's possession or control, have been, or will be, delivered to Purchaser.

8.1.1.8 Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable;

8.1.2 Except for the representations and warranties expressly set forth above in Subsection 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Commercial Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section
8.1.3 below.

8.1.3 Seller and Purchaser agree that those representations contained in Section
8.1 shall survive Closing for a period of one (1) year (that is, any proceeding based on the breach of a representation contained in Section 8.1 that survives Closing must be commenced within one (1) year subsequent to the date of such representation). In the event that Seller breaches any representation contained in Section 8.1 and Purchaser had knowledge of such breach, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith.

8.1.4 Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Mr. Michael Greene of Metric Management, Inc..

8.2 Representations And Warranties Of Purchaser

8.2.1 For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

8.2.2 With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that:

8.2.2.1 Purchaser is limited liability company duly organized, validly existing and in good standing under the laws of Kansas.

8.2.2.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser.

8.2.2.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

8.2.2.4 Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective certificates of incorporation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

8.2.2.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

8.2.3 Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property.

8.2.4 Purchaser hereby discloses that Chambers & Associates and its principal, Mr. Mike Chambers, are licensed real estate brokers, and Seller hereby acknowledges that such disclosure has been made.

                                   ARTICLE 9
                         CONDITIONS PRECEDENT TO CLOSING

9.1 Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions of Section 7.2.1 hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser;

9.1.2 Each of the representations and warranties of Seller contained herein shall be true in all material respects as of the Closing Date;

9.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder;

9.1.4 Title Company shall be prepared to issue to Purchaser the Title Policy as required by Article 6 hereof;

9.1.5 Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above.

9.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of a particular Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time.

9.2.2 Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.

9.2.3 There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.

9.2.4 If applicable, Purchaser shall have produced evidence reasonably satisfactory to Seller of Purchaser's compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract.

                                   ARTICLE 10
                                    BROKERAGE

10.1 Seller represents and warrants to Purchaser that it has dealt only with Pinnacle Realty Management Company, 7316 Wisconsin Avenue, Suite 300, Bethesda, Maryland 20814-2925 ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party.

10.2 Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

10.3 Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

10.4 Seller acknowledges the disclosure made by Purchaser in Section 8.2.4 of this Agreement that Chambers & Associates, and its principal, Mr. Mike Chambers, are licensed real estate brokers.

                                   ARTICLE 11
                                   POSSESSION

11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12
                              DEFAULTS AND REMEDIES

12.1 In the event Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or defaults hereunder on or prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under
Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser.

12.2 Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect (1) to terminate this Purchase Contract and receive reimbursement of the Deposit (or so much thereof as has been received by Escrow Agent) and reimbursement for Purchaser's actual reasonable out-of-pocket expenses (including, without limitation, reasonable attorneys' fees, charges and disbursements) incurred in connection with the negotiation of this Purchase Contract and Purchaser's due diligence efforts, provided, however, that the amount of such reimbursement shall not exceed $20,000.00; or (2) to seek specific performance of this Purchase Contract.

                                   ARTICLE 13
                            RISK OF LOSS OR CASUALTY

13.1 Seller shall maintain all current insurance policies with respect to the Property in effect until the Closing Date. Prior to the Closing , the risk of loss or damage to the Property by fire or other casualty shall be borne and assumed by Seller. If, prior to the Closing, any "Material Damage" (as hereinafter defined) occurs to any portion of the Property as a result of fire or other casualty, Seller shall immediately notify Purchaser of such fact. In such event, Purchaser shall have the option to terminate this Purchase Contract upon written notice to Seller given not later than ten (10) days after receipt of any such notice from Seller. Purchaser shall have no right to terminate this Purchase Contract as a result of any damage or destruction of any portion of the Property that does not constitute Material Damage. If Purchaser does not elect or has no right to terminate this Purchase Contract, Seller shall assign and turn over, and Purchaser shall be entitled to receive and keep, all insurance proceeds payable with respect to such damage or destruction (which shall then be repaired or not at Purchaser's option and cost) and the parties shall proceed to the Closing pursuant to the terms hereof without modification of the terms of this Purchase Contract. If Purchaser does not elect or has no right to terminate this Purchase Contract by reason of any casualty, Purchaser shall have the right to participate in any adjustment of the insurance claim. If the insurance proceeds payable with respect to any damage do not cover the full replacement cost of such damage, Seller shall credit Purchaser for the difference between the insurance proceeds and the actual reasonable expenses necessary to repair such damage; provided however that such credit shall not exceed the lesser of
(1) fifteen percent (15%) of the total repair costs, or (2) $100,000. As used herein, the term "Material Damage" shall mean damage or destruction the cost of repair of which exceeds $350,000.00.

                                   ARTICLE 14
                                  RATIFICATION

14.1 This Purchase Contract shall be null and void unless fully ratified by Purchaser and Seller on or before January 25, 2000.

                                   ARTICLE 15
                                 EMINENT DOMAIN

15.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of Purchaser's receipt from Seller of the occurrence of such event and recover the Deposit (if paid) hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 16
                                  MISCELLANEOUS

16.1   Exhibits And Schedules

     All Exhibits and Schedules annexed hereto are a part of this Purchase Contract for all purposes.

16.2 Assignability

      Subject to Section 16.18, this Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party, except that Purchaser may assign all or an undivided interest in this Purchaser
Contract to one or more entities so long as (i) Purchaser or its affiliate remains a part of the purchasing entity(ies), and (ii) Purchaser is not released from its liability hereunder.

16.3    Binding Effect

      This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

16.4            Captions

      The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

16.5            Number And Gender Of Words

      Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

16.6            Notices

      All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or a nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the Fifth (5th) business day following the date of mailing addressed as follows:

            If to Seller:                     If to Purchaser:

            Century Properties Fund XX        Chambers & Associates
            Tower Two                         Commercial Real Estate
            2000 South Colorado Blvd.         Services, L.L.C
            Suite 2-1000                      7000 West 105th Street
            Denver, Colorado  80222           Overland Park, Kansas  66212
            Attn:  Mr. Harry Alcock           Attn:  Mr. Mike Chambers
            Phone:  303 691-4300              Phone:  ______________
            Fax:  303 692-0786                Fax:  ________________

                  And                               With a copy to

            Argent Real Estate                Levy and Craig, P.C.
            1401 Brickell Avenue, Suite 520   911 Main Street, Suite 2000
            Miami, Florida  33131             Kansas City, Missouri  64105
            Attn:  Mr. David Marquette        Attn:  Patricia McDonald, Esq.
            Phone:  305 371-9299              Phone:  816 460-1829
            Fax:  305 371-6898                Fax:  816 471-2186

                  With a copy to

            Loeb & Loeb, LLP
            1000 Wilshire Boulevard, Suite
            1800
            Los Angeles, California  90017
            Attn: Andrew S. Clare, Esq.
                  Karen N. Higgins, Esq.
            Phone:  213 688-3820
            Fax:  213 688-3460

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

16.7            Governing Law And Venue

      The laws of the State of Kansas shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

16.8            Entirety And Amendments

      This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

16.9            Severability

      If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

16.10            Multiple Counterparts

      This  Purchase   Contract  may  be  executed  in  a  number  of  identical
counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

16.11            Further Acts

      In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

16.12            Construction

      No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

16.13            Confidentiality

      Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys, financial advisors, consultants, and accountants,. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

16.14            Time Of The Essence

      It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

16.15            Cumulative Remedies And Waiver

      No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

16.16            Litigation Expenses

      In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

16.17            Time Periods

      Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

16.18            Exchange

      At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.

16.19 No Personal Liability of Officers, Trustees or directors of Seller's Partners

      Purchaser acknowledges that this Agreement is entered into by Seller which is a California limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the partners of Seller shall have any personal liability under this Agreement or any document executed in connection with the transactions contemplated by this Agreement.

16.20            No Exclusive Negotiations

      Seller shall have the right, at all times, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Agreement, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property unless such agreement is contingent on the termination of this Agreement without the Property having been conveyed to Purchaser.

16.21            Indemnification Post Closing

      Provided the transaction contemplated herein is consummated, Seller agrees to indemnify, defend and hold harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property with respect to periods prior to the Closing Date. Purchaser agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property with respect to periods from and after the Closing Date.

16.22            Covenants Regarding Leases

      Seller agrees to timely provide Purchaser with copies of any lease proposals (including new leases and requests for any lease modifications) and Seller agrees not to enter into any new leases on the Property, or terminate or modify any existing leases on the Property without the prior written consent of Purchaser (which consent shall not be unreasonably withheld). If Seller desires to enter into any new lease, or terminate or modify any existing leases, Seller shall provide Purchaser written notice thereof. If Purchaser fails to deliver written disapproval thereof to Seller within five (5) days after Purchaser's receipt of such notice, Purchaser shall be deemed to have approved the proposed action. If during the Feasibility Period Purchaser unreasonably disapproves of any proposed action (as determined by Seller in its reasonable discretion), Seller shall have the option to terminate this Purchase Contract upon five (5) days written notice to Purchaser. Upon Purchaser's receipt of such termination notice, Purchaser shall have the right to either accept the termination (in which case the Deposit shall be returned to Purchaser and neither party shall have any obligation to the other, except as expressly set forth herein for provisions which survive termination), or Purchaser may approve the proposed action (which was previously disapproved), and permit the Purchase Contract to continue. If notice of approval of the proposed lease is not delivered to Seller within five (5) days after Purchaser's receipt of the termination notice, Purchaser shall be deemed to have accepted Seller's termination. Seller shall not have the foregoing right of termination after the expiration of the Feasibility Period.

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract under seal as of the date first set forth above.

                                     Seller:

                                    CENTURY PROPERTIES FUND XX

                                    a California limited partnership

                                    By:_____________________Fox Partners III,
                                       a California general partnership,
                                       Its general partner

                                       By:Fox Capital Management Corporation,
                                          a California corporation,
                                          Its general partner

                                          By:
                                             Name:
                                             Title:


                                   Purchaser:

                                    CHAMBERS & ASSOCIATES COMMERCIAL REAL ESTATE
                                    SERVICES, L.L.C

                                    a Kansas limited liability company

                                    By:
                                      Name:

                                     Title:

                                ACKNOWLEDGEMENTS

STATE OF__________            )
                              )
COUNTY OF ________________    )


On _____________________,  before me,  _____________________________________,  a
Notary Public,  personally  appeared  _________________________________________, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity (ies), and that by his/her/their signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                                    -----------------------------------
                                  Notary Public

STATE OF__________            )
                              )
COUNTY OF ________________    )


On _____________________,  before me,  _____________________________________,  a
Notary Public,  personally  appeared  _________________________________________, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity (ies), and that by his/her/their signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

                                    -----------------------------------
                                  Notary Public

                                    EXHIBIT A

                        LEGAL DESCRIPTION FOR METCALF 103

That certain property located in the City of Overland Park, County of Johnson, State of Kansas, described as follows:

Tract 2 and an undivided 9.8 percent interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

Tract 3 and an undivided 9.5 percent of interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

Tract 4 and an undivided 23.4 percent of interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

Tract 5 and an undivided 7.9 percent of interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

Tract 6 and an undivided 8.0 percent of interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

                                   EXHIBIT 5.5

                              ADDITIONAL MATERIALS

Seller shall deliver to Purchaser within ten (10) calendar days from the Effective Date, the following documents, to the extent that such documents are in Seller's possession or control:

A.    Most recent property tax assessments and tax bills;

B. A current title report including complete and legible copies of all documents (whether or not recorded) which are referenced therein as title exceptions;

C.    The most recent ALTA (and all other more recent) surveys of the Property;

D.    All Soils reports covering the site;

E.    All Plans and specifications for to improvements;

F. Copies of all existing leases, including concessions and a written summary of any leases currently in negotiation, specifying the tenant, premises to be leased, rents, and term and outlining all other material deal points;

G. All current insurance policies, together with a written summary of insurance coverages and premiums by policy types;

H.    All certificates of occupancy;

I. All contractor, vendor, manufacturer and other warranties with respect to all real property improvements, fixtures, equipment and personal property to be conveyed;

J. All service and vendor contracts (including all amendments and side-letter agreements relating thereto);

K. All environmental (hazardous substances), engineering, physical inspection, marketing and feasibility studies, assessments and reports;

L. Income and expense reports for the previous 36 months of ownership of the Property;

M.    A written summary of all pending or threatened litigation;

N. All reports, assessments or studies regarding actions required to bring the Property into compliance with the Americans with Disabilities Act or any similar state statute or local ordinance or code;

O.    A schedule of special assessment districts;

P.    A schedule of allowances or rebates due on tenant improvements;

Q.   All  collective   bargaining   agreements  covering  any  of  the  Property
     personnel;

R. All materials evidencing or describing multi-employer, benefit plans covering any of the Property personnel, including the most recent annual and quarterly reports filed with the Department of Labor with respect thereto;

S.    An insurance claim loss run for the last five (5) years;

T. A list of all repairs at the Property in amounts exceeding $2,500 for the last five (5) years.

                                  EXHIBIT 6.2.1

                           ADDITIONAL TITLE EXCEPTIONS

                                [To Be Attached]

                                 EXHIBIT 7.2.1.1

                          FORM OF LIMITED WARRANTY DEED

      THIS INDENTURE, made this _____ day of ________________, 1999 by and between CENTURY PROPERTIES FUND XX, a California limited partnership ("Grantor") and ___________________________________, ("Grantee")

      WITNESSETH, That Grantor, in consideration of the sum of ONE DOLLAR ($1.00) and other good and valuable consideration, the receipt of which is hereby acknowledged, does by these presents, Sell and Convey unto Grantee, its successors and assigns, all of Grantor's interest in the lot, tract, or parcel of land, lying, being and situate in the County of Johnson and State of Kansas, as described in Exhibit "A" attached hereto and made a part hereof, subject to easements, reservations, restrictions, encumbrances and taxes, if any.

      TO HAVE AND TO HOLD THE SAME, Together with all and singular the tenements, hereditaments and appurtenances thereto belonging or in any wise appertaining, forever. Grantor, for its successors, executors or administrators, does hereby covenant, promise and agree to and with Grantee that, at the delivery of these presents, said interest in said premises is free, clear, discharged and unencumbered of and from all former and other grants, titles, charges, estates, judgments, taxes, assessments and encumbrances, of whatsoever nature or kind, by, through, or under Grantor except as above stated. Grantor will warrant and forever defend said interest of said premises unto Grantee, its successors and assigns, against Grantor, its successors and assigns, and all and every person or persons whomsoever, lawfully claiming or to claim the same by, through or under Grantor.

      IN WITNESS WHEREOF, Grantor has hereunto set its hand the day and year first above written.

                           CENTURY PROPERTIES FUND XX,

                              a California limited partnership

                              By: Fox Partners III,

                                  a California general partnership,
                               its general partner

                                  By: Fox Capital Management Corporation,
                                      a California corporation,
                                      its general partner


                                       By:

                                          Name:
                                          Title:

STATE OF                      )
                              )
COUNTY OF                     )


      BE IT REMEMBERED, That on this ____ day of ______________, A.D., 1999, before me, appeared ___________________, to me personally known, who being by me duly sworn, did say that he/she is the _______________ of Fox Capital Management Corporation, the managing general partner of Fox Partners III, the general partner of Century Properties Fund XX, a California general partnership, and that said instrument was signed in behalf of said partnership, and said _____________________ acknowledged said instrument to be the free act and deed of said partnership.

      IN WITNESS WHEREOF, I have hereunto set my hand and affixed my notarial seal at my office the day and year last above written

                                    -----------------------------------
                                  Notary Public

My Commission Expires: ____________

                         Exhibit "A" to EXHIBIT 7.2.1.1

                                LEGAL DESCRIPTION

That certain property located in the City of Overland Park, County of Johnson, State of Kansas, described as follows:

Tract 2 and an undivided 9.8 percent interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

Tract 3 and an undivided 9.5 percent of interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

Tract 4 and an undivided 23.4 percent of interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

Tract 5 and an undivided 7.9 percent of interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

Tract 6 and an undivided 8.0 percent of interest in Tract C, METCALF 103 OFFICE PARK, a subdivision in the City of Overland Park, Johnson County, Kansas, according to plat of said subdivision recorded in Book 54, Page 18.

                                 EXHIBIT 7.2.1.2

                              FORM OF BILL OF SALE

     This Bill of Sale ("Assignment") is executed by CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), in favor of
____________________________,        a       ___________________________________
("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of January ___, 2000 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon (collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project:

1. Property Contracts. All of Seller's rights and interests in and to purchase orders, maintenance, service or utility contracts or similar contracts which relate to the ownership, maintenance, construction or repair or operation of the Project.

a.    Leases.  All of Seller's rights and interests in and to leases, subleases, and other occupancy agreements, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project.

b.    Licenses and Permits.  All of Seller's rights and interests in and to all licenses or permits granted by governmental authorities having jurisdiction over the Project and utilized with respect to the Project.

c. Fixtures and Tangible Personal Property. All of Sellers rights and interests in and to all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Project or in the improvements thereon and used in connection with any present or future occupation or operation of all or any part of the Project.

            The term "Property" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.
2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property, subject to any rights of consent as provided therein and subject to Purchaser indemnity provided in paragraph 3 herein. Seller further agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property with respect to periods prior to the date hereof.

3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property and agrees to perform all of the covenants and obligations of Seller thereunder subject to Seller's indemnity provided in paragraph 2 herein. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property with respect to periods from and after the date hereof.

4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Kansas.

7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures and seals of the undersigned.

Dated:                  , 2000


                                     Seller:

                                    CENTURY PROPERTIES FUND XX

                                    a California limited partnership

                                    By:_____________________Fox Partners III,
                                       a California general partnership,
                                       Its general partner

                                       By:Fox Capital Management Corporation,
                                          a California corporation,
                                          Its general partner

                                          By:
                                             Name:
                                             Title:


                                   Purchaser:

                                    a

                                    By:
                                      Name:

                                     Title:

                                 Exhibit 7.2.1.3

                               GENERAL ASSIGNMENT

      This General  Assignment  ("Assignment") is executed by CENTURY PROPERTIES
FUND  XX,   a   California   limited   partnership   ("Seller"),   in  favor  of
__________________________, a _________________________ ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of January __, 2000 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

1. As used herein, the term "Miscellaneous Property Assets" shall mean all contract rights, leases, concessions, warranties, plans, drawings, and other items of intangible personal property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project.

            The term "Miscellaneous Property Assets" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and
(ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of consent as provided therein.

      3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof. Seller further agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets.

4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Kansas.

7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

                       [Remainder of Page Intentionally Left Blank]

      WITNESS the signatures and seals of the undersigned.

                                     Seller:

                                    CENTURY PROPERTIES FUND XX

                                    a California limited partnership

                                    By:_____________________Fox Partners III,
                                       a California general partnership,
                                       Its general partner

                                       By:Fox Capital Management Corporation,
                                          a California corporation,
                                          Its general partner

                                          By:
                                             Name:
                                             Title:


                                   Purchaser:

                                    a

                                    By:
                                      Name:

                                     Title:

                                 Exhibit 7.2.1.9

                             FORM OF TENANT ESTOPPEL

                                 [See Attached]

                                 Exhibit 7.2.2.5

                 KANSAS REAL ESTATE SALES VALIDATION QUESTIONNAIRE

                      [Johnson County Form to be Attached]

                                    Exhibit B

                                ESCROW AGREEMENT

      THIS ESCROW AGREEMENT ("Escrow Agreement") made this ____ day of January, 2000 by and among CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), and CHAMBERS & ASSOCIATES COMMERCIAL REAL ESTATE SERVICES, L.L.C, a Kansas limited liability company ("Purchaser"); and FIDELITY NATIONAL TITLE INSURANCE COMPANY ("Escrow Agent");

                                   WITNESSETH:

      Whereas Purchaser and Seller are parties to a certain Purchase and Sale Contract (the "Purchase Contract") made and dated as of the ____ day of January, 2000; and

      Whereas, the Purchase Contract requires that Purchaser provide an initial deposit in the amount of Fifty Thousand and no/100 ($50,000.00) in cash (the "Initial Deposit"), to be held pursuant to an escrow agreement approved by Purchaser and Seller; and

      Now, therefore, the parties agree to the following:

1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of Fifty Thousand and no/100 ($50,000.00) in cash (constituting the Initial Deposit), to be deposited, held, invested, and disbursed for the benefit of Seller and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract.

2. Investment of Escrow Fund. All funds received by Escrow Agent, including the Initial Deposit (collectively, the "Escrow Fund"), shall be held in insured accounts and invested in such short-term, high-grade securities, money market funds or accounts, interest -bearing bank accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Escrow Fund as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.

3. Application of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above and (a) if the sale of the Property is closed by the date fixed therefor (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall deliver the Escrow Fund to Seller in immediately available funds by wire transfer in accordance with the instructions of Seller on the Closing Date as set forth in the Purchase Contract, (b) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Escrow Agent shall return and refund the Escrow Fund to Purchaser, (c) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall give Notice to the Escrow Agent and Seller and in such Notice shall state whether it elects as its remedy return of the Escrow Fund or specific performance of the Purchase Contract; if Purchaser elects return of the Escrow Fund, Escrow Agent shall return and refund the Escrow Fund to Purchaser, (d) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Escrow Agent shall forthwith deliver to Seller the Escrow Fund in immediately available funds by wire transfer in accordance with the instructions of Seller, and (e) if Purchaser shall have canceled the Purchase Contract on or before the expiration of the Feasibility Period (as defined in the Purchase Contract), the Escrow Agent shall return and refund the Escrow Fund to Purchaser. As between Seller and Purchaser, nothing contained herein shall amend the terms of the Purchase Contract If any provisions contained herein conflict with the terms of the Purchase Contract, the terms of the Purchase Contract shall prevail. By this reference, the terms of the Purchase Contract are incorporated herein, and made a part hereof.

      If on or prior to the termination of the Escrow Agreement, a party claims to be entitled to payment of the Escrow Fund under the provisions referred to, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within ten (10) days after delivery of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Seller forthwith upon Closing in accordance with the terms of subpart (a) of the immediately preceding paragraph.

      When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate.

4. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and
(ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and, Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser or (iii) to interplead the portion of Escrow Fund in dispute.

5. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss, or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities.

6. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.

7. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal and interest of the Escrow Fund in accordance with the joint written instructions signed by Seller and Purchaser.

8. Notices. Any required or permitted Notice or other communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by federal express or other recognized national overnight courier service maintaining records of delivery, or sent by registered or certified mail, postage pre-paid, and addressed as set forth below:

            If to Seller:                     If to Purchaser:

            Century Properties Fund XX        Chambers & Associates
            Tower Two,                        Commercial Real Estate
            2000 South Colorado Boulevard,    Services, L.L.C
            Suite 2-1000                      7000 West 105th Street
            Denver, Colorado  80222           Overland Park, Kansas  66212
            Attn:  Mr. Harry Alcock           Attn:  Mr. Mike Chambers
            Phone:  303 691-4300              Phone:  ________________
            Fax:  303 692-0786                Fax:  __________________

                  And                               With a copy to

            Argent Real Estate                Levy and Craig, P.C.
            1401 Brickell Avenue, Suite 520   911 Main Street, Suite 2000
            Miami, Florida  33131             Kansas City, Missouri  64105
            Attn:  Mr. David Marquette        Attn:  Patricia McDonald, Esq.
            Phone:  305 371-9299              Phone: 816 460-1829
            Fax:  305 371-6898                Fax:  816 471-2186

                  With a copy to              If to Escrow Agent:

            Loeb & Loeb, LLP                  Fidelity National Title
            1000 Wilshire Boulevard, Suite    Insurance Company
            1800                              700 Louisiana Street, Suite 2400
            Los Angeles, California  90017    Houston, Texas 77002
            Attn: Andrew S. Clare, Esq.       Attn: Ms. Lolly Avant
                  Karen N. Higgins, Esq.
            Phone:  213 688-3820
            Fax:  213 688-3460

      Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. All such Notices, requests, demands and other communications shall be deemed to have been delivered (i) as of the day of receipt, in the case of personal delivery, or
(ii) as of the day of receipt or attempted delivery date in the case of delivery by air courier, or (iii) as of the date of receipt or first attempted delivery, as evidenced by the return receipt card, in the case of mailing by certified or registered United States mail.

9. Fee. Escrow Agent shall receive a fee of $300.00 for its services hereunder, and be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorney's fees, incurred or paid in connection with carrying out its duties hereunder, the payment of all amounts to be shared equally by Purchaser and Seller equally, and not out of the Escrow Fund. Non-payment of such fee by Purchaser shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement or are to be used in its construction or interpretation.

11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

12. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.

13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to Seller or Purchaser for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract.

15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of Kansas.

16.   Time of Essence.  Time is of the essence of this Escrow Agreement.

17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed under seal on its behalf by duly authorized persons, all as of the day and year first above written.

                                     Seller:

                                    CENTURY PROPERTIES FUND XX

                                    a California limited partnership

                                    By:_____________________Fox Partners III,
                                       a California general partnership,
                                       Its general partner

                                       By:Fox Capital Management Corporation,
                                          a California corporation,
                                          Its general partner

                                          By:
                                             Name:
                                             Title:


                                   Purchaser:

                                 CHAMBERS & ASSOCIATES COMMERCIAL REAL ESTATE
                                 SERVICES, L.L.C

                                    a Kansas limited liability company

                                    By:
                                      Name:

                                     Title:

                                    FIDELITY NATIONAL TITLE INSURANCE COMPANY

                                    By:

                                    Title:

                                TABLE OF CONTENTS

                                                                          Page

ARTICLE 1   DEFINED TERMS...................................................2

ARTICLE 2   PURCHASE AND SALE OF PROPERTY...................................4

ARTICLE 3   PURCHASE PRICE & DEPOSIT........................................5

ARTICLE 4   FINANCING.......................................................5

ARTICLE 5   FEASIBILITY PERIOD..............................................6

ARTICLE 6   TITLE...........................................................7

ARTICLE 7   CLOSING........................................................11

ARTICLE 8   REPRESENTATIONS, WARRANTIES AND COVENANTS
            OF SELLER AND PURCHASER........................................15

ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING................................18

ARTICLE 10  BROKERAGE......................................................19

ARTICLE 11  POSSESSION.....................................................20

ARTICLE 12  DEFAULTS AND REMEDIES..........................................20

ARTICLE 13  RISK OF LOSS OR CASUALTY.......................................20

ARTICLE 14  RATIFICATION...................................................21

ARTICLE 15  EMINENT DOMAIN.................................................21

ARTICLE 16  MISCELLANEOUS..................................................22

                                                                   Exhibit 10.12

                     AMENDMENT TO PURCHASE AND SALE CONTRACT

                            (Metcalf 103 Office Park)

                                 March 24, 2000

      This Amendment to Purchase and Sale Contract (the "Amendment") is entered into as of the 24th day of March, 2000, by and between CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller") and CHAMBERS & ASSOCIATES COMMERCIAL REAL ESTATE SERVICES, L.L.C., a Kansas limited liability company ("Purchaser"), with respect to an escrow established with Fidelity National Title Company.

      Reference is made to that certain Purchase and Sale Contract dated as of January 25, 2000, between Purchaser and Seller, as amended by that certain letter agreement dated as of March 7, 2000, agreed to and accepted by Seller (collectively, the "Contract"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract. Purchaser and Seller desire to further amend the Contract pursuant to the terms set forth below.

      NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Contract is hereby amended as follows:

1. Reduction of Purchase Price/Waiver of All Contingencies. The Purchase Price is hereby reduced by the sum of Two Hundred Thirty Thousand and No/100 Dollars ($230,000.00) from Three Million Three Hundred Fifty Thousand and No/100 Dollars ($3,350,000.00) to Three Million One Hundred Twenty Thousand and No/100 Dollars ($3,120,000.00). In consideration of the foregoing, Purchaser hereby waives all contingencies relating to the Feasibility Period, and agrees the Deposit shall be non-refundable upon execution of this Amendment by both parties.

2. Closing Date. The Closing shall occur on April 24, 2000, subject to extension rights set forth in Section 7.1 of the Contract.

3.  Rescission  of  Termination.   Purchaser   hereby  rescinds  its  notice  of
termination of the Contract set forth in Purchaser's letters to Seller dated March 14, 2000, and March 20, 2000.

4. Counterparts. This Amendment may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

      All other terms and conditions of the Contract remain unmodified and in full force and effect.

      IN WITNESS WHEREOF, Seller and Purchaser have entered into this Amendment as of the date written above.

Seller:                             CENTURY PROPERTIES FUND XX,
                                    a California limited partnership

                                    By:   Fox Partners III,
                                          a California general partnership
                                    Its:  General Partner

                                    By:   Fox Capital Management Corporation,
                                          a California corporation
                                    Its:  Managing General Partner

                                    By.

                                    Its:


Purchaser:                          CHAMBERS & ASSOCIATES COMMERCIAL
                                    REAL ESTATE SERVICES, L.L.C.,
                                    a Kansas limited liability company

                                    By.
                                          Michael J. Chambers
                                    Its:  Managing Member

                                                                   Exhibit 10.13

                   SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT

                            (Metcalf 103 Office Park)

                                 April 24, 2000

      This Second Amendment to Purchase and Sale Contract (the "Second Amendment") is entered into as of the 24th day of April, 2000, by and between CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller") and CHAMBERS & ASSOCIATES COMMERCIAL REAL ESTATE SERVICES, L.L.C., a Kansas limited liability company ("Purchaser"), with respect to an escrow established with Fidelity National Title Company.

      Reference is made to that certain Purchase and Sale Contract dated as of January 25, 2000, between Purchaser and Seller, as amended by that certain letter agreement dated as of March 7, 2000, agreed to and accepted by Seller and the Amendment to Purchase and Sale Contract dated March 23, 2000 (collectively, the "Contract"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract. Purchaser and Seller desire to further amend the Contract pursuant to the terms set forth below.

      NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Contract is hereby amended as follows:

1. Closing Date. The Closing shall occur on May 8, 2000, subject to extension rights set forth in Section 7.1 of the Contract.

2. Counterparts. This Amendment may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

      All other terms and conditions of the Contract remain unmodified and in full force and effect.

                     [REST OF PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, Seller and Purchaser have entered into this Second Amendment as of the date written above.

Seller:                             CENTURY PROPERTIES FUND XX,
                              a California limited partnership

                              By: Fox Partners III,

                                    a California general partnership
                                    Its General Partner

                              By:   Fox Capital Management Corporation,
                                    a California corporation
                                    Its Managing General Partner


                              By:

                              Its:


Purchaser:                    CHAMBERS & ASSOCIATES COMMERCIAL
                              REAL ESTATE SERVICES, L.L.C.,
                              a Kansas limited liability company


                              By:
                                  Michael J. Chambers
                                  Its President

                                                                 Exhibit 10.14



                THIRD AMENDMENT TO PURCHASE AND SALE CONTRACT

                            (Metcalf 103 Office Park)

      This Third Amendment To Purchase and Sale Contract (this "Amendment") is entered into as of the ____ day of May, 2000, by and between CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), CHAMBERS & ASSOCIATES REAL ESTATE SERVICES, L.L.C., a Kansas limited liability company ("Purchaser"), and METCALF ASSOCIATES-2000, L.L.C., a Kansas limited liability company ("Assignee"), with respect to an escrow established with Fidelity National Title Company.

      Reference is made to that certain Purchase and Sale Contract dated as of January 25, 2000, between Purchaser and Seller, as amended by that certain letter agreement dated as of March 7, 2000, agreed to and accepted by Seller, that certain Amendment to Purchase and Sale Contract dated as of March 24, 2000, and that certain Second Amendment to Purchase and Sale Contract dated as of April 24, 2000 (collectively, the "Contract"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

      Purchaser, Assignee and Seller desire to further amend the Contract pursuant to the terms set forth below.

      NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Contract is hereby amended as follows:

      Assignment by Purchaser. Purchaser hereby nominates Assignee as Purchaser under the Contract. Purchaser hereby assigns to Assignee its interests under the Contract, and Assignee hereby agrees to assume all of Purchaser's obligations and liabilities under the Contract. Seller hereby agrees to the foregoing nomination, assignment and assumption on the condition that Purchaser shall not be released from its liability and obligations under the Contract in the event of a breach of the Contract by Assignee.

      Counterparts. This Amendment may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

      All other terms and conditions of the Contract remain unmodified and in full force and effect.

                 [Remainder of page intentionally left blank]

      IN WITNESS WHEREOF, Seller, Assignee and Purchaser have entered into this Amendment as of the date written above.


                                Seller:

                                CENTURY PROPERTIES, FUND XX,

                                a California limited partnership

                                By: Fox Partners III,
                                    a California general partnership,
                                    its general partner

                                    By: Fox Capital Management Corporation,
                                        a California corporation,
                                        its managing general partner

                                       By:

                                           Name: _________________________
                                           Its: ____________________________

                                   Purchaser:

                             CHAMBERS & ASSOCIATES REAL ESTATE SERVICES, L.L.C., a Kansas limited liability company

                                By: ______________________________________
                                    Michael J. Chambers
                                    Managing Member


                                   Assignee:__

                                METCALF ASSOCIATES-2000, L.L.C.,
                                a Kansas limited liability company

                                By: Metcalf 2000 Manager Corporation
                                    its Manager

                                   By:
                                      Michael J. Chambers
                                      President

                                                                   Exhibit 10.15

                              AGREEMENT OF PURCHASE

                            AGREEMENT AND ASSUMPTION

      This Assignment of Purchase and Sale Contract made this 7th day of April, 2000, between Chambers & Associates Commercial Real Estate Services, L.L.C. ("Assignor") and Metcalf Associates-2000, L.L.C. ("Assignee").

      Whereas Assignor and Century Properties Fund XX, entered into a Purchase and Sale ("Contract") dated January 25, 2000 concerning certain real property in Johnson County, Kansas described in Exhibit A hereto ("Property"); and

      Whereas, pursuant to Article 16.2 of the Contract, Buyer elects to assign all of its right, title and interest in the Contract to Assignee.

      Now, therefore, for and in considerations of the mutual covenants and conditions herein set for the:

1.    Assignor, pursuant to Article 16.2 of the Contract, assigns all of its right, title, and interest in the Contract to Assignee.

2.    Assignee hereby assumes all of the obligations of Assignor under the
            Contract.

3.    Assignor and Assignee represent that Assignee is a party to whom the
            Contract can be assigned without the Seller's consent.

4. Assignor agrees and acknowledges that nothing herein shall release Assignor from its obligations under the Contract.

                        Dated this 7th April, 2000.

                        Assignor:

                        Chambers & Associates Commercial Real Estate
                        Services, Inc.


                        By:
                              Michael J. Chambers, Managing Member

                        Assignee:

                        Metcalf Associates-2000, L.L.C.
                        A Kansas Limited Liability Company
                        By: Metcalf 2000 Manager Corporation, its Manager


                        By:
                              Michael J. Chambers, President

                                                                  Exhibit 10.16

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

                           CENTURY PROPERTIES FUND XX,

                        a California limited partnership

                                    AS SELLER

                                       AND

                             HOUSING SYSTEMS, INC.,

                              a Georgia corporation

                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of the 15th day of March, 2000 (the "Effective Date"), by and between CENTURY PROPERTIES FUND XX, a California limited partnership, having a principal address at 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222 ("Seller") and HOUSING SYSTEMS, INC. a Georgia corporation, having a principal address at 5505 Interstate N. Parkway, N.W., Atlanta, Georgia 30328-3074 ("Purchaser").

     NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements hereinafter set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

R-1. Seller holds legal title to the real estate located in Pinellas County, Florida, as more particularly described in Exhibit A attached hereto and made a part hereof. Improvements have been constructed on the property described in this Recital.

R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by limited warranty deed or equivalent deed to Purchaser.

R-3. Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser, on the terms and conditions set forth below.

R-4. Purchaser intends to make investigations regarding the Property, and Purchaser's intended uses of each of the Property as Purchaser deems necessary and desirable.

                                   ARTICLE 1
                                  DEFINED TERMS

1.1 Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this Article 1 below.

1.1.1 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of Florida.

1.1.2 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

1.1.3 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds.

1.1.4 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.5, if any, attached hereto.

1.1.5 Intentionally Omitted.

1.1.6 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased, by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property, or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in
Exhibit 1.1.7.

1.1.7 "Improvements" means all buildings and improvements, located on the Land taken "as is".

1.1.8 "Land" means all of those certain tracts of land located in the State of Florida described on Exhibit "A" attached hereto, and all rights, privileges and appurtenances pertaining thereto.

1.1.9 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Tenant Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, or
(viii) insurance or other prepaid items or (ix) Seller's proprietary books and records, except to the extent that Seller receives a credit on the closing statement for any such item.

1.1.10 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Commercial Lease.

1.1.11 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

1.1.12 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller in and to Property Contracts and Tenant Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

1.1.13 "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on 90 days' or shorter Notice, except Tenant Leases.

1.1.14 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser.

1.1.15 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property.

1.1.16"Survey" shall have the meaning ascribed thereto in Section 6.12.

1.1.17 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Commercial Lease.

1.1.18 "Tenant Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the applicable Property.

1.1.19 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1.

1.1.20 "Title Insurer" shall have the meaning set forth in Section 6.1.

                                   ARTICLE 2
                          PURCHASE AND SALE OF PROPERTY

2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                   ARTICLE 3
                            PURCHASE PRICE & DEPOSIT

3.1 The total purchase price ("Purchase Price") for the Property shall be Eleven Million Three Hundred Thousand and no/100 Dollars ($11,300,000.00), which shall be paid by Purchaser, as follows:

3.1.1 On the date hereof, Purchaser shall deliver to First American Title Company ("Escrow Agent" or the "Title Insurer") a deposit in the sum of Fifty Thousand and no/100 Dollars ($50,000.00), in cash, (such sum being hereinafter referred to and held as the "Deposit"). Purchaser shall also deliver a quitclaim deed to the Escrow Agent in the form attached as Exhibit 3.1.1. Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B.

3.1.2 At or before 5:00 p.m. Eastern time on the date of expiration of the Feasibility Period, provided Purchaser has not terminated this Purchase Contract pursuant to Section 5.2 below, Purchaser shall deliver to Escrow Agent an additional deposit in the sum of One Hundred Thousand and no/100 Dollars
($100,000.00), in cash (such sum being hereinafter referred to as the "Additional Deposit").

3.1.3 The Escrow Agent shall hold the Deposit and the Additional Deposit and make delivery of the Deposit and the Additional Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit and the Additional Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit and the Additional Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and the Additional Deposit and shall be remitted to the party entitled to the Deposit and the Additional Deposit, as set forth below.

3.1.4 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit and the Additional Deposit shall be applied to the Purchase Price on the Closing Date. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit and the Additional Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3.

3.1.5 If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, the Deposit and the Additional Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 below.

                                   ARTICLE 4
                                   FINANCING

4.1 Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

                                   ARTICLE 5
                               FEASIBILITY PERIOD

5.1 Subject to the terms of Section 5.3 below, for thirty (30) calendar days following the date on which Seller delivers the Materials (defined in Section
5.5 below) to Purchaser (i.e., through April 14, 2000 if the Effective Date is March 15, 2000), but in no event later than April 17, 2000 (the "Feasibility
Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property:

5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).

5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property.

5.1.3 To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property.

5.1.4 To review all Materials (as hereinafter defined) other than Seller's proprietary information.

5.2 Should the results of any of the matters referred to in sub-paragraphs 5.1.1, 5.1.2, 5.1.3 and 5.1.4 above appear unsatisfactory to Purchaser for any reason, then Purchaser shall have the right to terminate this Purchase Contract by giving written Notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. EST on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 5.3, and Escrow Agent shall forthwith deliver the Quitclaim Deed of all of Purchaser's right and interest in the Property to Seller, and then promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this ARTICLE 5 and in ARTICLE 9.

5.3 Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to the Property and Purchaser's activities carried on therein, in amounts (including deductible amounts) and with such insurance carriers as shall be approved by Seller and naming Seller and its affiliates as loss payees or additional insureds (at the option of Seller), with endorsements acceptable to Seller, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser (which insurance must be reasonably approved by Seller). Such liability insurance shall provide coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise). The provisions of this Section shall survive the Closing or termination of this Purchase Contract.

5.4 Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.

5.5 Seller shall deliver to Purchaser within ten (10) calendar days from the Effective Date, copies of all leases, contracts, engineering studies, surveys and other materials (the "Materials") in Seller's possession or control relating to the Property (other than proprietary information of Seller). If the sale of the Property is not closed by the date fixed therefor, Purchaser shall, within five (5) calendar days, return all such Materials to Seller.

                                   ARTICLE 6
                                     TITLE

6.1 Purchaser shall promptly secure a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment,") issued by First American Title Insurance Company ("Title Insurer") for an owner's title insurance policy on the most recent standard American Land Title Association ("ALTA") Policy form, together with legible copies of all instruments identified as exceptions therein and shall cause a copy thereof to be delivered to Seller during the Feasibility Period. Purchaser agrees that it shall be solely responsible for payment of all costs relating to procurement of the Title Commitment and any Owner title policy.

6.2 Purchaser agrees to accept title to the Land and Improvements, so long as the same is insurable at ordinary rates and any conveyance by limited warranty deed or equivalent deed pursuant to this Purchase Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions" and Purchaser agrees to accept the deed and title subject thereto:

6.2.1 All exceptions shown in the Title Commitment and approved by Purchaser (other than mechanics' liens and taxes due and payable in respect of the period preceding Closing) and all exceptions noted in Exhibit 6.2.1 attached hereto; and

6.2.2 Such exceptions and matters as approved by Purchaser and as the Title Company shall be willing to omit as exceptions to coverage; and

6.2.3 All Tenant Leases and any other occupancy, residency, lease, tenancy and similar agreements entered into in the ordinary course of business; and

6.2.4 All Property Contracts and any other existing contracts created in the ordinary course of business by Seller, which are not identified for termination by Purchaser during the Feasibility Period; and

6.2.5 Real estate and property taxes for the calendar year in which closing occurs to the extent not due and payable;

6.2.6 Intentionally deleted; and

6.2.7 All matters of public record which are shown on the Title Commitment (to the extent approved by Purchaser).

6.3 The existence of other mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage or deed of trust liens, that payoff letters from the holder of the mortgage or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the policy issued at Closing), together in either case, with recording and/or filing fees.

6.4 Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the applicable Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained in ARTICLE 7 herein.

6.5 Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to omit such taxes as exceptions to coverage with respect to any lender's mortgagee insurance policy.

6.6 If on the Closing Date there shall be conditional bills of sale or Uniform Commercial Code financing statements that were filed on a day more than five (5) years prior to such Closing, and such financing statements have not been extended by the filing of UCC-3 continuation statements within the past five (5) years prior to such Closing, such financing statements shall not be deemed an objection to title.

6.7 If on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller shall not be satisfied, Purchaser shall provide Seller with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser in which case Purchaser and Seller shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Seller such Notice, Seller at its sole option and upon Notice to Purchaser within seven (7) calendar days following receipt of such Notice may elect to cure such objection or unfulfilled condition for up to thirty (30) calendar days. Should Seller be able to cure such title objection or condition, or should Seller be able to cause title insurance over the same by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before thirty (30) calendar days after Notice of such cure or waiver.

6.8 If Seller does not elect to cure such objection or unfulfilled condition or during the period of cure Seller is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or cause Title Insurer to insure over such matter or satisfy such unfulfilled condition, Seller shall give Purchaser written Notice thereof, and if Purchaser does not elect to terminate this Purchase Contract by giving written Notice thereof to Seller and the title company issuing the Title Commitment delivered on or before fourteen (14) calendar days following the date Seller gives such Notice, then Purchaser shall be deemed to have waived such objection.

6.9 Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the date of this Purchase Contract and the Closing Date (other than Tenant Leases and Property Contracts in the ordinary course of business); any such monetary lien or encumbrance so attaching by voluntary act of Seller shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Seller may elect not to discharge the same.

6.10 Anything to the contrary notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception, that has been waived or deemed to have been waived by Purchaser.

6.11            Intentionally deleted.

6.12 Purchaser at Purchaser's sole cost and expense, may cause to be prepared a survey for the Property ("Survey") to be delivered to Purchaser and Seller within the Feasibility Period. The Survey (i) may be prepared in accordance with and shall comply with the minimum requirements of the ALTA; (ii) may be in a form, and shall be certified as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) may specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) may specifically show the right of way for all adjacent public streets; (v) may specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) may contain a perimeter legal description of the Property which may be used in the limited warranty deed or equivalent deed; (vii) may be certified to Purchaser, Purchaser's lender, Seller and Title Insurer as being true and correct; and
(viii) may certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the limited warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing. Purchaser, at Purchaser's sole cost and expense, may also cause to be prepared an environmental report for the Property ("Environmental Report").

6.12.1 Should such Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in ARTICLE 5 above.

6.12.2 Purchaser agrees to make payment in full of all costs of obtaining Surveys required by this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                   ARTICLE 7
                                    CLOSING

7.1   Dates, Places Of Closing, Prorations, Delinquent Rent and Closing Costs.

7.1.1 The Closing shall occur no later than thirty (30) calendar days after the expiration of the Feasibility Period, through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

7.1.2 The Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser.

7.1.3 All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied deposits under Tenant leases, if any, shall be transferred by Seller to Purchaser at the Closing. Purchaser shall assume at Closing the obligation to pay any payments due under the Property Contracts assumed by Purchaser, provided that any payments under the Property Contracts have been prorated. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration shall be final and unadjustable except as provided in the following paragraph. For purposes of this Section 7.1.3 and Sections 7.1.4 and 7.1.5, the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, percentage rents and common area maintenance charges. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below).

7.1.4 If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date. Any Rents that have accrued, but have not yet been paid shall be prorated in accordance with estimates based upon the prior years' information (or reasonable estimates of Seller if no such prior years' information is available), and shall be subsequently readjusted and reapportioned upon receipt.

7.1.5 If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Purchaser agrees to cooperate with any request by Seller that Purchaser engage in efforts to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant. Seller agrees to cooperate with Purchaser at no cost or liability to Seller in connection with all efforts by Purchaser to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Purchaser, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Purchaser. Purchaser's obligation to cooperate with Seller pursuant to this Section 7.1.5 shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section
7.1.5 shall apply during the Proration Period.

7.1.6 If five (5) days prior to the Closing Date there are any vacant units on the Property, Seller shall make such units "rent-ready" as of the Closing Date or if Seller elects not to make such units "rent-ready", Purchaser shall receive a credit against the Purchase Price for the expense of making such units "rent-ready." Seller shall have no obligation to make any units "rent-ready" that become vacant during the period from the fourth (4th) day prior to the Closing Date up through the Closing Date. As used herein, a unit shall be deemed "rent-ready" if it has been cleaned, no hazardous conditions exist therein, and all appliances therein are in normal working condition, all in accordance with Seller's current operation of the Property. In no event shall Seller be obligated to expend more than Five Hundred and no/100 Dollars ($500.00) in making any particular unit "rent-ready," nor shall Purchaser receive a credit against the Purchase Price in excess of such amount for any vacant unit which is not "rent-ready."

7.1.7 Seller and Purchaser shall share equally in the costs of all transfer taxes (e.g., excise stamp taxes) and recording costs with respect to the Closing and in the costs of the Escrow Agent for escrow fees.

7.2 Items To Be Delivered Prior To Or At Closing.

7.2.1 Seller. At Closing, Seller shall deliver to Purchaser, each of the following items, as applicable:

7.2.1.1 Limited Warranty Deed in the form attached as Exhibit 7.2.1.1 to Purchaser. The acceptance of such deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

7.2.1.2 A Bill of Sale in the form attached as Exhibit 7.2.1.2 covering all Property Contracts, Tenant Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser of, among other things, Seller's obligations thereunder.

7.2.1.3 An Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.

7.2.1.4 A closing statement executed by Seller.

7.2.1.5 A vendor's affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Purchase Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract; and

7.2.1.6 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

7.2.1.7 Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.

7.2.1.8 To the extent in Seller's possession or control, original copies of the Tenant Leases and Property Contracts, lease files, keys to the property, Seller's books and records (other than proprietary information) regarding the Property, and original copies of the tenant estoppels.

7.2.1.9 Resolutions and certificates of good standing evidencing Seller's authority to consummate this transaction.

7.2.1.10 A rent roll certified to the best of Seller's knowledge, to be true and correct as of the Closing Date.

7.2.2 Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:

7.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Company, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. Purchaser, if request is made within a reasonable time prior to Closing, agrees to provide at Closing separate certified or cashier's checks as requested, aggregating not more than the amount of the balance of the portion of Purchase Price, to facilitate the satisfaction of any such liens or encumbrances. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.

7.2.2.2 A closing statement executed by Purchaser.

7.2.2.3 A countersigned  counterpart of the Bill of Sale in the form attached as
Exhibit 7.2.1.2.

7.2.2.4 A  countersigned  counterpart  of the Assignment in the form attached as
Exhibit 7.2.1.3.

7.2.2.5 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                                   ARTICLE 8
         REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER

8.1   Representations And Warranties Of Seller.

8.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

8.1.1.1 Seller is lawfully and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any purchase contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other purchase contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property;

8.1.1.2 Seller owns insurable, fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof and if this representation is or becomes untrue because Seller does not own fee title to the Property, then Purchaser's remedies shall also include payment by Seller of up to $20,000.00 of Purchaser's actual out-of-pocket expenses incurred in conducting its due diligence and Seller shall have no other liability as a result thereof, either before or after Closing);

8.1.1.3 There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Tenant Leases (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof).

8.1.1.4 The joinder of no person or entity other than Seller is necessary to convey the Property, fully and completely, to Purchaser at Closing, or to fulfill Seller's obligations and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

8.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

8.1.1.6 To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable;

8.1.1.7 Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable;

8.1.1.8 From the date of this Purchase Contract to the Closing Date, Seller shall (i) operate and manage the Property in the same manner as maintained by Seller prior to the execution of this Purchase Contract, (ii) refrain from entering into (or extending) any Property Contracts which are not cancelable on 90 days' or shorter Notice, except Tenant Leases, and (iii) execute any new Tenant Leases on Seller's standard lease agreement attached hereto as Exhibit C.

8.1.2 Except for the representations and warranties expressly set forth above in Subsection 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Tenant Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Notwithstanding the foregoing, Purchaser shall have the right to terminate this Purchase Contract if on the day immediately preceding the Closing Date the Property is less than ninety percent (90%) occupied. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section 8.1.3 below.

8.1.3 Seller and Purchaser agree that those representations contained in Section
8.1 shall survive Closing for a period of one (1) year (that is, any proceeding based on the breach of a representation contained in Section 8.1 that survives Closing must be commenced within one (1) year subsequent to the date of such representation). In the event that Seller breaches any representation contained in Section 8.1 and Purchaser had actual knowledge of such breach, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith.

8.1.4 Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Theresa Kruder, the property manager.

8.2 Representations And Warranties Of Purchaser

8.2.1 For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

8.2.2 With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that:

8.2.2.1 Purchaser is a corporation duly organized, validly existing and in good standing under the laws of Georgia.

8.2.2.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser.

8.2.2.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

8.2.2.4 Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective certificates of incorporation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

8.2.2.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

8.2.3 Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property.

8.2.4 Intentionally Omitted.

                                   ARTICLE 9
                         CONDITIONS PRECEDENT TO CLOSING

9.1 Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser;

9.1.2 Each of the representations and warranties of Seller contained herein shall be true in all material respects as of the Closing Date;

9.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder;

9.1.4 Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above.

9.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of a particular Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.2.1Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time.

9.2.2 Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.

9.2.3 There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.

9.2.4 If applicable, Purchaser shall have produced evidence reasonably satisfactory to Seller of Purchaser's compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract.

                                   ARTICLE 10
                                    BROKERAGE

10.1 Seller represents and warrants to Purchaser that it has dealt only with Aztec Group, Inc., 2665 South Bayshore Drive, Ph II A, Coconut Grove, Florida 33133 ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party.

10.2 Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

10.3 Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

                                   ARTICLE 11
                                   POSSESSION

11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12
                              DEFAULTS AND REMEDIES

12.1 In the event Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or defaults hereunder on or prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit and the Additional Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser.

12.2 Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to terminate this Purchase Contract and receive reimbursement of the Deposit and the Additional Deposit (or so much thereof as has been received by Escrow Agent) or to seek specific performance of this Purchase Contract.

                                   ARTICLE 13
                            RISK OF LOSS OR CASUALTY

13.1 In the event that the Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $250,000, then Seller will have no obligation to repair such damage or destruction and, at Purchaser's option, this Purchase Contract shall terminate upon the giving of written notice thereof by Purchaser to Seller within three (3) days of such damage or destruction. If Purchaser elects not to terminate this Purchase Contract and Seller elects to repair such damage or destruction before the Closing (which at Seller's election may be extended for up to sixty (60) days to permit such repairs), and Seller effects such repairs, this transaction shall be closed in accordance with the terms of this Purchase Contract. In the event Purchaser elects not to terminate this Purchase Contract, and Seller elects not to effect such repairs, this transaction shall be closed in accordance with the terms of this Purchase Contract, notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

13.2 In the event that the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is less than $250,000, this transaction shall be closed in accordance with the terms of this Purchase Contract, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs if they can be reasonably effected before the Closing. If Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

                                   ARTICLE 14
                                  RATIFICATION

14.1 This Purchase Contract shall be null and void unless fully ratified by Purchaser and Seller on or before March 21, 2000.

                                   ARTICLE 15
                                 EMINENT DOMAIN

15.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of Purchaser's receipt from Seller of the occurrence of such event and recover the Deposit and the Additional Deposit (if paid) hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 16
                                  MISCELLANEOUS

16.1   Exhibits And Schedules

      All Exhibits and Schedules annexed hereto are a part of this Purchase Contract for all purposes.

16.2            Assignability

      Subject to Section 16.18, this Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party, except that Purchaser may assign all or an undivided interest in this Purchase Contract to one or more entities so long as (i) Purchaser or its affiliate remains a part of the purchasing entity(ies), (ii) Purchaser is not released from its liability hereunder, and (iii) Purchaser concurrently notifies Seller in writing of such assignment.

16.3            Binding Effect

      This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

16.4            Captions

      The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

16.5            Number And Gender Of Words

      Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

16.6            Notices

      All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or a nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery, or (iii) if sent by facsimile, when sent (as evidenced by a facsimile confirmation sheet) provided that a copy of such facsimile and confirmation is also sent by U.S. first class mail, or (iv) if sent by certified mail, return receipt requested postage prepaid, on the Fifth (5th) business day following the date of mailing addressed as follows:

            If to Seller:                     If to Purchaser:

            Century Properties Fund XX        Housing Systems, Inc.
            2000 South Colorado Boulevard     5505 Interstate N. Parkway, N.W.
            Tower Two, Suite 2-1000           Atlanta, Georgia 30328-3074
            Denver, Colorado  80222           Attn:  Mr. Russell Greer
            Attn:  Mr. Harry Alcock           Fax No.:  _______________
            Fax No.:  (303) 691-5662

                  And                               With a copy to

            Argent Real Estate                Schreeder, Wheeler & Flint, LLP
            1401 Brickell Avenue, Suite 520   127 Peachtree Street, N.W.
            Miami, Florida  33131             1600 Candler Building
            Attn:  Mr. David Marquette        Atlanta, Georgia 30303-1845
            Fax No.:  (305) 371-6898          Attn:  Clifford A. Barshay, Esq.
                                              Fax No.:  (404) 681-1046

                  With a copy to

            Loeb & Loeb, LLP
            1000 Wilshire Boulevard, Suite

            1800

            Los Angeles, California  90017
            Attn: Andrew S. Clare, Esq.
                  Karen N. Higgins, Esq.
            Fax No.:  (213) 688-3460

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

16.7            Governing Law And Venue

      The laws of the State of Florida shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

16.8            Entirety And Amendments

      This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

16.9            Severability

      If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

16.10            Multiple Counterparts

      This  Purchase   Contract  may  be  executed  in  a  number  of  identical
counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

16.11            Further Acts

      In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

16.12            Construction

      No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

16.13            Confidentiality

      Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants,. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

16.14            Time Of The Essence

      It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

16.15            Cumulative Remedies And Waiver

      No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

16.16            Litigation Expenses

      In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

16.17            Time Periods

      Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

16.18            Exchange

      At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.

16.19 No Personal Liability of Officers, Trustees or directors of Seller's Partners

      Purchaser acknowledges that this Agreement is entered into by Seller which is a California limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the partners of Seller shall have any personal liability under this Agreement or any document executed in connection with the transactions contemplated by this Agreement.

16.20            No Exclusive Negotiations

      Seller shall have the right, at all times, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Agreement, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property unless such agreement is contingent on the termination of this Agreement without the Property having been conveyed to Purchaser.

16.21      Disclosures

      Pursuant to the laws of the State of Florida and applicable municipal regulations, Seller is required to, and hereby does, provide the following notices to Purchaser.

16.21.1 Radon Gas. Radon is a naturally occurring radioactive gas that, when accumulated in sufficient quantities within a building, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from your county public health unit.

16.21.2 Energy Efficiency. The prospective buyer of real property with a building for occupancy located thereon may have the building's energy efficiency rating determined. Seller has, concurrently herewith delivered to Purchaser a copy of the Florida Building Energy Efficiency Rating System pamphlet prepared by the State of Florida Department of Community Affairs.

16.21.3 Pre-1978 Housing Lead-Based Paint Warning Statement. Florida law requires that every seller of any interest in residential real property provide to the buyer thereof the following Lead Warning Statement:

      "EVERY PURCHASER OF ANY INTEREST IN RESIDENTIAL REAL PROPERTY ON WHICH A RESIDENTIAL DWELLING WAS BUILT PRIOR TO 1978 IS NOTIFIED THAT SUCH PROPERTY MAY PRESENT EXPOSURE TO LEAD FROM LEAD-BASED PAINT THAT MAY PLACE YOUNG CHILDREN AT RISK OF DEVELOPING LEARNING DISABILITIES, REDUCED INTELLIGENCE QUOTIENT, BEHAVIORAL PROBLEMS AND IMPAIRED MEMORY. LEAD POISONING ALSO POSES A PARTICULAR RISK TO PREGNANT WOMEN. THE SELLER OF ANY INTEREST IN RESIDENTIAL REAL PROPERTY IS REQUIRED TO PROVIDE THE BUYER WITH ANY INFORMATION ON LEAD-BASED PAINT HAZARDS FROM RISK ASSESSMENTS OR INSPECTIONS IN THE SELLER'S POSSESSION AND NOTIFY THE BUYER OF ANY KNOWN LEAD-BASED PAINT HAZARDS. A RISK ASSESSMENT OR INSPECTION FOR POSSIBLE LEAD-BASED PAINT HAZARDS IS RECOMMENDED PRIOR TO PURCHASE."

Purchaser may, on or before the tenth (10th) day after the Effective Date, conduct a risk assessment or inspection for the presence of lead-based paint on the Property. If the results are unsatisfactory to Purchaser, Purchaser may cancel this Purchase Contract by delivering written notice to Seller and Escrow Agent on or before the fifth (5th) day after the expiration of said 10-day period. Seller knows of the presence of the following lead-based paint or lead-based paint hazards on the Property: None . Seller has provided Purchaser with any lead hazard evaluation report concerning the Property in Seller's possession. Purchaser has read the above Lead Warning Statement and acknowledges receiving an Environmental Protection Agency lead hazard information pamphlet entitled "Protect Your Family From Lead in Your Home" prior to executing this Agreement.

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract under seal as of the date first set forth above.

                                     Seller:

                                    CENTURY PROPERTIES FUND XX,
                                    a California limited partnership

                                    By:   Fox Partners III,
                                          a California general partnership,
                                          Its general partner

                                       By:  Fox Capital Management Corporation,
                                               a California corporation,
                                               Its general partner


                                               By:
                                               Name:
                                               Title:


                                   Purchaser:

                                    HOUSING SYSTEMS, INC.,
                                    a Georgia corporation

                                    By:
                                      Name:

                                     Title:

                                    By:
                                      Name:

                                     Title:

                             FLORIDA ACKNOWLEDGMENT

STATE OF ____________________ )

COUNTY OF __________________  )



      I hereby certify on this day, before me, an officer duly authorized to administer oaths and take acknowledgments, personally appeared _________________________ and _________________________, known to me to the be the President and Secretary, respectively of HOUSING SYSTEMS, INC., the corporation in whose name the foregoing instrument was executed, and that _______________ and ______________ severally acknowledged executing the same for such corporation, freely and voluntarily, under authority duly vested in them by said corporation, and that the seal affixed thereto is the true corporate seal of said corporation. (Check one) |_| Said person(s) (is) (are) personally known to me. |_| Said person(s) provided the following type of identification:


     Witness my hand and official seal in the County and State last aforesaid this
_____ day of ________________________, A.D. 2000.


Notary Rubber Stamp Seal                  ____________________________________
                                          Notary Signature



                                          ------------------------------------
                                          Printed Notary Signature

                             FLORIDA ACKNOWLEDGEMENT

STATE OF ____________________ )

COUNTY OF __________________  )



      I hereby certify on this day, before me, an officer duly authorized to administer oaths and take acknowledgments, personally appeared __________________, and __________________, known to me to the be the President and Secretary, respectively of Fox Capital Management Corporation, the corporation in whose name the foregoing instrument was executed as general partner of Fox Partners III, a California general partnership, which is the general partner of Century Properties Fund XX, a California limited partnership, and that ___________ and ___________ severally acknowledged executing the same for such corporation, freely and voluntarily, under authority duly vested in them by said corporation, and that the seal affixed thereto is the true corporate seal of said corporation. (Check one) |_| Said person(s) (is) (are) personally known to me. |_| Said person(s) provided the following type of identification: ______________________


     Witness my hand and official seal in the County and State last aforesaid this
_____ day of ________________________, A.D. 2000.



Notary Rubber Stamp Seal                  Notary Signature

                                          ------------------------------------
                                          Printed Notary Signature

                                    EXHIBIT A

                        LEGAL DESCRIPTION FOR HARBOR CLUB

      All that tract or parcel of land lying and being in the southwest quarter, the northwest quarter and the southeast quarter of Section 11, Township 28 South, Range 15 East, Pinellas County, Florida, and all or part of Farms 1 - 11, Grand Bay Subdivision, according to Plat Book 4, Page 13, Public Records, Pinellas County, Florida, and being more particularly described as follows:

      BEGINNING at the northeast corner of the southwest quarter of said Section 11, run south 00(degree)12'10" west 59.97 feet to a point; thence south 89(degree)23'11" east 111.18 feet to the northwesterly right of way line of the new alignment of U.S. Alternate 19 (State Route No. 595); thence along said right of way as follows: south 24(degree)17'26" west 740.01 feet to a point; thence north 65(degree)37'33" west 29.96 feet to a point; thence south 24(degree)14'25" west 91.71 feet to a point, thence leaving said right of way, run north 89(degree)48'22" west 1008.08 feet to a concrete monument on the east right of way line of the Seaboard Coast Line Railroad; thence northwardly along said right of way line and along the arc of a 3,446.32 foot radius curve to the right 812.02 feet to a point (chord bears north 03(degree)11'48" west 810.14 feet); thence leaving said right of way, run south 88(degree)58'49" east 190.61 feet to a point; thence north 00(degree)39'28" east 250.44 feet to a point on the south line of Florida Avenue (a forty foot right of way); thence south 89(degree)15'09" east 448.40 feet to a point; thence south 00(degree)02'50" west
125.46 feet to a point; thence south 89(degree)28'47" east 670.37 feet to the east line of the northwest quarter of Section 11; thence south 00(degree)12'10" west 115.01 feet to the POINT OF BEGINNING.

                                  EXHIBIT 1.1.5

                            LIST OF EXCLUDED PERMITS

                             To Be Inserted, If Any

                                  EXHIBIT 1.1.7

                  LIST OF EXCLUDED PERSONAL PROPERTY OR EQUIPMENT

                             To Be Inserted, If Any

                                  EXHIBIT 3.1.1

                             FORM OF QUITCLAIM DEED

THIS INSTRUMENT PREPARED BY:                                      |
                                                                  |
                                                                  |
Address:    Loeb & Loeb LLP                                       |
            1000 Wilshire Blvd., #1800                            |
            Los Angeles, CA 90017                                 |
            Attn:  Karen N. Higgins, Esq.                         |
                                                                  |
Property Appraisers Parcel Identification (Folio) Number(s):      |
                                                                  |
Grantee(s) S.S. #(s)                                              |
                                                                  |

      THIS QUITCLAIM DEED executed the _____ day of _______________, A.D., 2000, by HOUSING SYSTEMS, INC., a corporation existing under the laws of Georgia, and having its principal place of business at 5505 Interstate N. Parkway, N.W., Atlanta, Georgia 30328-3074, first party, to CENTURY PROPERTIES FUND XX, a California limited partnership, whose address is 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222, second party (wherever used herein the terms "first party" and "second party" shall include, singular and plural, all the parties to this instrument, the heirs, legal representatives, and assigns of individuals, and the successors and assigns of corporations, wherever the context so admits or requires).

      WITNESSETH, that the said first party, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration in hand paid by the said second party, the receipt whereof is hereby acknowledged, does hereby remise, release and quitclaim unto the said second party forever, all the right, title, interest, claim and demand which the said first party has in and to the following described lot, piece or parcel of land, situate, lying and being in the County of Pinellas, State of Florida, to wit:

              See Exhibit "A" attached hereto and made a part hereof.

      TO HAVE AND TO HOLD, the same together with all and singular the appurtenances thereunto belonging or in anywise appertaining, and all the estate, right, title, interest, lien, equity and claim whatsoever of said first party, either in law or in equity, to the only proper use, benefit and behalf of the said second party forever.

(Corporate Seal)  IN  WITNESS  WHEREOF,  the said  corporation  has caused these presents to be executed in its name, and its corporate seal to be hereunto affixed, by its proper officers thereunto duly authorized, this _____ day of _______________, A.D. 2000.



ATTEST:_____________________________      HOUSING SYSTEMS, INC.,
                         Secretary a Georgia corporation



Signed, sealed and delivered in the presence of:
By:_________________________________
                                          President (signature)

                                          ------------------------------------
                                          Printed Name

-------------------------------------
Witness Signature

-------------------------------------
Printed Name

-------------------------------------
Witness Signature

-------------------------------------
Printed Name

                          EXHIBIT "A" TO QUITCLAIM DEED

                                LEGAL DESCRIPTION

      All that tract or parcel of land lying and being in the southwest quarter, the northwest quarter and the southeast quarter of Section 11, Township 28 South, Range 15 East, Pinellas County, Florida, and all or part of Farms 1 - 11, Grand Bay Subdivision, according to Plat Book 4, Page 13, Public Records, Pinellas County, Florida, and being more particularly described as follows:

      BEGINNING at the northeast corner of the southwest quarter of said Section 11, run south 00(degree)12'10" west 59.97 feet to a point; thence south 89(degree)23'11" east 111.18 feet to the northwesterly right of way line of the new alignment of U.S. Alternate 19 (State Route No. 595); thence along said right of way as follows: south 24(degree)17'26" west 740.01 feet to a point; thence north 65(degree)37'33" west 29.96 feet to a point; thence south 24(degree)14'25" west 91.71 feet to a point, thence leaving said right of way, run north 89(degree)48'22" west 1008.08 feet to a concrete monument on the east right of way line of the Seaboard Coast Line Railroad; thence northwardly along said right of way line and along the arc of a 3,446.32 foot radius curve to the right 812.02 feet to a point (chord bears north 03(degree)11'48" west 810.14 feet); thence leaving said right of way, run south 88(degree)58'49" east 190.61 feet to a point; thence north 00(degree)39'28" east 250.44 feet to a point on the south line of Florida Avenue (a forty foot right of way); thence south 89(degree)15'09" east 448.40 feet to a point; thence south 00(degree)02'50" west
125.46 feet to a point; thence south 89(degree)28'47" east 670.37 feet to the east line of the northwest quarter of Section 11; thence south 00(degree)12'10" west 115.01 feet to the POINT OF BEGINNING.

STATE OF ____________________ )

COUNTY OF __________________  )



      I hereby certify on this day, before me, an officer duly authorized to administer oaths and take acknowledgments, personally appeared _________________________ and _________________________, known to me to the be the President and Secretary, respectively of HOUSING SYSTEMS, INC., the corporation in whose name the foregoing instrument was executed, and that _______________ and ______________ severally acknowledged executing the same for such corporation, freely and voluntarily, under authority duly vested in them by said corporation, and that the seal affixed thereto is the true corporate seal of said corporation. (Check one) |_| Said person(s) (is) (are) personally known to me. |_| Said person(s) provided the following type of identification:


     Witness my hand and official seal in the County and State last aforesaid this
_____ day of ________________________, A.D. 2000.



Notary Rubber Stamp Seal                  ____________________________________
                                          Notary Signature

                                          ------------------------------------
                                          Printed Notary Signature

                                  EXHIBIT 6.2.1

                           ADDITIONAL TITLE EXCEPTIONS

                                [To Be Attached]

                                 EXHIBIT 7.2.1.1

                          FORM OF LIMITED WARRANTY DEED

THIS INSTRUMENT PREPARED BY:                                      |
                                                                  |
                                                                  |
Address:                                                          |
                                                                  |
                                                                  |
                                                                  |
Property Appraisers Parcel Identification (Folio) Number(s):      |
                                                                  |
Grantee(s) S.S. #(s)                                              |
                                                                  |

      THIS LIMITED WARRANTY DEED made and executed as of the _____ day of ____________, A.D., 2000, by CENTURY PROPERTIES FUND XX, a California limited partnership, and having its principal place of business at 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222, hereinafter called the grantor, to HOUSING SYSTEMS, INC., a Georgia corporation, whose address is 5505 Interstate N. Parkway, N.W., Atlanta, Georgia 30328-3704, hereinafter called the grantee (wherever used herein the terms "grantor" and "grantee" shall include singular and plural, heirs, legal representatives, and assigns of individuals, and the successors and assigns of corporations, wherever the context so admits or requires).

      WITNESSETH, that the grantor, for and in consideration of the sum of $6,200,000.00, and other valuable considerations, receipt whereof is hereby acknowledged, by these presents does grant, bargain, sell, alien, remise, release, convey and confirm unto the grantee, all that certain land situate in Pinellas County, State of Florida, viz.:

                Exhibit "A" attached hereto and made a part hereof.

      Together, with all the tenements, hereditaments and appurtenances thereto belonging or in anywise appertaining.

      TO HAVE AND TO HOLD, the same in fee simple forever.

      AND the grantor hereby covenants with said grantee that the grantor is lawfully seized of said land in fee simple; that it has good, right and lawful authority to sell and convey said land; that it hereby fully warrants the title to said land and will defend the same against the lawful claims of all persons claiming by, through or under grantor; and that said land is free of all encumbrances.

(Corporate Seal)  IN WITNESS  WHEREOF,  the said limited  partnership  has caused these presents to be executed in its name, and the corporate seal of Fox Capital Management Corporation, as general partner of Fox Partners III, a California general partnership, which is the general partner of grantor, has been affixed hereto, by its proper officers thereunto duly authorized, the day and year first above written.

Signed, sealed and delivered in the CENTURY PROPERTIES FUND XX, a California presence of: limited partnership

___________________________________      By:   Fox Partners III,
Witness Name:  ______________________          a California general partnership,
                                               Its general partner

-----------------------------------
Witness Name:  ______________________     By:   Fox Capital Management
                                                Corporation, Its general partner

                                                     By:
ATTEST:  __________________________                  Its:

                        Secretary

                                   EXHIBIT "A"

                                LEGAL DESCRIPTION

      All that tract or parcel of land lying and being in the southwest quarter, the northwest quarter and the southeast quarter of Section 11, Township 28 South, Range 15 East, Pinellas County, Florida, and all or part of Farms 1 - 11, Grand Bay Subdivision, according to Plat Book 4, Page 13, Public Records, Pinellas County, Florida, and being more particularly described as follows:

      BEGINNING at the northeast corner of the southwest quarter of said Section 11, run south 00(degree)12'10" west 59.97 feet to a point; thence south 89(degree)23'11" east 111.18 feet to the northwesterly right of way line of the new alignment of U.S. Alternate 19 (State Route No. 595); thence along said right of way as follows: south 24(degree)17'26" west 740.01 feet to a point; thence north 65(degree)37'33" west 29.96 feet to a point; thence south 24(degree)14'25" west 91.71 feet to a point, thence leaving said right of way, run north 89(degree)48'22" west 1008.08 feet to a concrete monument on the east right of way line of the Seaboard Coast Line Railroad; thence northwardly along said right of way line and along the arc of a 3,446.32 foot radius curve to the right 812.02 feet to a point (chord bears north 03(degree)11'48" west 810.14 feet); thence leaving said right of way, run south 88(degree)58'49" east 190.61 feet to a point; thence north 00(degree)39'28" east 250.44 feet to a point on the south line of Florida Avenue (a forty foot right of way); thence south 89(degree)15'09" east 448.40 feet to a point; thence south 00(degree)02'50" west
125.46 feet to a point; thence south 89(degree)28'47" east 670.37 feet to the east line of the northwest quarter of Section 11; thence south 00(degree)12'10" west 115.01 feet to the POINT OF BEGINNING.

                             FLORIDA ACKNOWLEDGEMENT

STATE OF ____________________ )

COUNTY OF __________________  )



      I hereby certify on this day, before me, an officer duly authorized to administer oaths and take acknowledgments, personally appeared __________________, and __________________, known to me to the be the President and Secretary, respectively of Fox Capital Management Corporation, the corporation in whose name the foregoing instrument was executed as general partner of Fox Partners III, a California general partnership, which is the general partner of Century Properties Fund XX, a California limited partnership, and that ___________ and ___________ severally acknowledged executing the same for such corporation, freely and voluntarily, under authority duly vested in them by said corporation, and that the seal affixed thereto is the true corporate seal of said corporation. (Check one) |_| Said person(s) (is) (are) personally known to me. |_| Said person(s) provided the following type of identification: ______________________


     Witness my hand and official seal in the County and State last aforesaid this
_____ day of ________________________, A.D. 2000.



Notary Rubber Stamp Seal                  Notary Signature

                                          ------------------------------------
                                          Printed Notary Signature

                                 EXHIBIT 7.2.1.2

                              FORM OF BILL OF SALE

      This Bill of Sale ("Assignment") is executed by CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), in favor of HOUSING SYSTEMS, INC., a Georgia corporation ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of March 15, 2000 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon (collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

1. As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project:

a. Property Contracts. All of Seller's rights and interests in and to purchase orders, maintenance, service or utility contracts or similar contracts which relate to the ownership, maintenance, construction or repair or operation of the Project.

b. Leases. All of Seller's rights and interests in and to leases, subleases, and other occupancy agreements, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project.

c. Licenses and Permits. All of Seller's rights and interests in and to all licenses or permits granted by governmental authorities having jurisdiction over the Project and utilized with respect to the Project.

d. Fixtures and Tangible Personal Property. All of Sellers rights and interests in and to all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Project or in the improvements thereon and used in connection with any present or future occupation or operation of all or any part of the Project.

            The term "Property" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property, subject to any rights of consent as provided therein.

3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property. Seller agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage in connection with the Property which arises out of any act or omission which could not have reasonably been discovered by Purchaser during the Feasibility Period (as defined in the Purchase Contract), and which arises out of the acts of Seller or its agents prior to the date hereof.

4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Florida.

7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures and seals of the undersigned.

Dated:  ___________, 2000


                                     Seller:

                                    CENTURY PROPERTIES FUND XX,
                                    a California limited partnership

                                    By:   Fox Partners III,
                                          a California general partnership,
                                          Its general partner

                                        By:  Fox Capital Management Corporation,
                                               a California corporation,
                                               Its general partner

                                               By:
                                               Name:
                                               Title:


                                   Purchaser:

                                    HOUSING SYSTEMS, INC.,
                                    a Georgia corporation

                                    By:
                                      Name:

                                     Title:

                                    By:
                                      Name:

                                     Title:

                                 Exhibit 7.2.1.3

                               GENERAL ASSIGNMENT

      This General Assignment ("Assignment") is executed by CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), in favor of HOUSING SYSTEMS, INC., a Georgia corporation ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of March 15, 2000 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Miscellaneous Property Assets" shall mean all contract rights, leases, concessions, warranties, plans, drawings, trade names and other items of intangible personal property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project (other than Seller's proprietary information), including all rights of Seller, if any, in and to the name "Harbor Club Downs Apartments".

            The term "Miscellaneous Property Assets" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and
(ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

     2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of consent as provided therein.

      3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof. Seller further agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets before the date hereof.

     4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

     6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Florida.

     7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

     8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

     9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

                       [Remainder of Page Intentionally Left Blank]

      WITNESS the signatures and seals of the undersigned.

      Dated:  ___________, 2000


                                     Seller:

                                    CENTURY PROPERTIES FUND XX,
                                    a California limited partnership

                                    By:   Fox Partners III,
                                          a California general partnership,
                                          Its general partner

                                       By:  Fox Capital Management Corporation,
                                               a California corporation,
                                               Its general partner

                                               By:
                                               Name:
                                               Title:


                                   Purchaser:

                                    HOUSING SYSTEMS, INC.,
                                    a Georgia corporation

                                    By:
                                      Name:

                                     Title:

                                    By:
                                      Name:

                                     Title:

                                    Exhibit B

                                ESCROW AGREEMENT

      THIS ESCROW AGREEMENT ("Escrow Agreement") is made this 15th day of March, 2000, by and among CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), HOUSING SYSTEMS, INC., a Georgia corporation ("Purchaser"), and FIDELITY NATIONAL TITLE INSURANCE COMPANY ("Escrow Agent");

                                   WITNESSETH:

      Whereas Purchaser and Seller are parties to a certain Purchase and Sale Contract (the "Purchase Contract") made and dated as of the 15th day of March, 2000; and

      Whereas, the Purchase Contract requires that Purchaser provide an initial deposit in the amount of Fifty Thousand and no/100 Dollars ($50,000.00) in cash (the "Initial Deposit"), to be held pursuant to an escrow agreement approved by Purchaser and Seller; and

      Whereas, the Purchase Contract requires that, on or before 5:00 p.m. Eastern time on the date of expiration of the Feasibility Period (as defined in the Purchase Contract), Purchaser shall provide an additional deposit in the sum of One Hundred Thousand and no/100 Dollars ($100,000.00) in cash (the "Additional Deposit"), to be held by Escrow Agent.

      Now, therefore, the parties agree to the following:

1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of Fifty Thousand and no/100 dollars ($50,000.00) in cash (constituting the Initial Deposit), to be deposited, held, invested, and disbursed for the benefit of Seller and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract. Escrow Agent also hereby acknowledges receipt of a quitclaim deed executed by Purchaser a copy of which is attached (the "Quitclaim Deed") and agrees to hold and release the Quitclaim Deed in accordance with the terms of this Escrow Agreement.

2. Investment of Escrow Fund. All funds received by Escrow Agent, including the Initial Deposit and the Additional Deposit (collectively, the "Escrow Fund"), shall be held in insured accounts and invested in such short-term, high-grade securities, money market funds or accounts, interest -bearing bank accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Escrow Fund as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.

3. Application of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above and (a) if the sale of the Property is closed by the date fixed therefor (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall return the Quitclaim Deed to Purchaser and deliver the Escrow Fund to Seller in immediately available funds by wire transfer in accordance with the instructions of Seller on the Closing Date as set forth in the Purchase Contract, (b) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Escrow Agent shall return and refund the Escrow Fund to Purchaser and shall forthwith deliver the Quitclaim Deed to Seller, (c) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall give Notice to the Escrow Agent and Seller and in such Notice shall state whether it elects as its remedy return of the Escrow Fund or specific performance of the Purchase Contract; if Purchaser elects return of the Escrow Fund, Escrow Agent shall return and refund the Escrow Fund to Purchaser and shall forthwith deliver the Quitclaim Deed to Seller, (d) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Escrow Agent shall forthwith deliver to Seller the Quitclaim Deed and the Escrow Fund in immediately available funds by wire transfer in accordance with the instructions of Seller, and (e) if Purchaser shall have canceled the Purchase Contract on or before the expiration of the Feasibility Period (as defined in the Purchase Contract), the Escrow Agent shall return and refund the Escrow Fund to Purchaser and shall forthwith deliver the Quitclaim Deed to Seller.

      If on or prior to the termination of the Escrow Agreement, a party claims to be entitled to payment of the Escrow Fund under the provisions referred to, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within ten (10) days after delivery of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Seller forthwith upon Closing in accordance with the terms of subpart (a) of the immediately preceding paragraph.

      When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate.

4. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and
(ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and, Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser or (iii) to interplead the portion of Escrow Fund in dispute.

5. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss, or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities.

6. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping of the Quitclaim Deed and the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.

7. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal and interest of the Escrow Fund AND Quitclaim Deed in accordance with the joint written instructions signed by Seller and Purchaser.

8. Notices. Any required or permitted Notice or other communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by federal express or other recognized national overnight courier service maintaining records of delivery, or sent by registered or certified mail, postage pre-paid, and addressed as set forth below:

            If to Seller:                     If to Purchaser:

            Century Properties Fund XX        Housing Systems, Inc.
            2000 South Colorado Boulevard,    5505 Interstate N. Parkway, N.W.
            Tower Two, Suite 2-1000,          Atlanta, Georgia 30328-3074
            Denver, Colorado  80222           Attn:  Mr. Russell Greer
            Attn:  Mr. Harry Alcock

                  And                               With a copy to

            Argent Real Estate                Schreeder, Wheeler & Flint, LLP
            1401 Brickell Avenue, Suite 520   127 Peachtree Street, N.E.
            Miami, Florida  33131             1600 Candler Building
            Attn:  Mr. David Marquette        Atlanta, Georgia  30303-1845
                                              Attn:  Clifford A. Barshay, Esq.

                  With a copy to              If to Escrow Agent:

            Loeb & Loeb, LLP                  First American Title Insurance
            1000 Wilshire Boulevard, Suite    Company
            1800                              ________________________
            Los Angeles, California  90017    ________________________
            Attn: Andrew S. Clare, Esq.       Attn: ____________________
                  Karen N. Higgins, Esq.

      Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. All such Notices, requests, demands and other communications shall be deemed to have been delivered (i) as of the day of receipt, in the case of personal delivery, or
(ii) as of the day of receipt or attempted delivery date in the case of delivery by air courier, or (iii) as of the date of receipt or first attempted delivery, as evidenced by the return receipt card, in the case of mailing by certified or registered United States mail.

9. Fee. Escrow Agent shall receive a fee of $300.00 for its services hereunder, and be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorney's fees, incurred or paid in connection with carrying out its duties hereunder, the payment of all amounts to be shared equally by Purchaser and Seller equally, and not out of the Escrow Fund. Non-payment of such fee by Purchaser shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement or are to be used in its construction or interpretation.

11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

12. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.

13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to Seller or Purchaser for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract.

15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of Florida.

16.   Time of Essence.  Time is of the essence of this Escrow Agreement.

17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed under seal on its behalf by duly authorized persons, all as of the day and year first above written.

                                     Seller:

                                    CENTURY PROPERTIES FUND XX,
                                    a California limited partnership

                                    By:   Fox Partners III,
                                          a California general partnership,
                                          Its general partner

                                       By:  Fox Capital Management Corporation,
                                               a California corporation,
                                               Its general partner

                                               By:
                                               Name:
                                               Title:


                                   Purchaser:

                                    HOUSING SYSTEMS, INC.,
                                    a Georgia corporation

                                    By:
                                      Name:

                                     Title:

                                    By:
                                      Name:

                                     Title:

                                    FIRST AMERICAN TITLE INSURANCE COMPANY

                                    By:

                                    Title:

                                TABLE OF CONTENTS

                                                                          Page

ARTICLE 1   DEFINED TERMS...................................................2

ARTICLE 2   PURCHASE AND SALE OF PROPERTY...................................4

ARTICLE 3   PURCHASE PRICE & DEPOSIT........................................4

ARTICLE 4   FINANCING.......................................................6

ARTICLE 5   FEASIBILITY PERIOD..............................................6

ARTICLE 6   TITLE...........................................................8

ARTICLE 7   CLOSING........................................................11

ARTICLE 8   REPRESENTATIONS, WARRANTIES AND COVENANTS
            OF SELLER AND PURCHASER........................................14

ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING................................18

ARTICLE 10  BROKERAGE......................................................19

ARTICLE 11  POSSESSION.....................................................19

ARTICLE 12  DEFAULTS AND REMEDIES..........................................19

ARTICLE 13  RISK OF LOSS OR CASUALTY.......................................20

ARTICLE 14  RATIFICATION...................................................21

ARTICLE 15  EMINENT DOMAIN.................................................21

ARTICLE 16  MISCELLANEOUS..................................................21

                                                                  Exhibit 10.17

                       REINSTATMENT AND FIRST AMENDMENT TO

                           PURCHASE AND SALE CONTRACT

                                  (Harbor Club)

      This Reinstatement and First Amendment To Purchase and Sale Contract (this "Agreement") is entered into as of the 3rd day of May, 2000, by and between
HOUSING SYSTEMS, INC., a Georgia corporation ("Purchaser"), and CENTURY PROPERTIES FUND XX, a California limited partnership ("Seller"), with respect to an escrow established with Fidelity National Title Insurance Company ("Escrow Agent").

                                         RECITALS

A. Purchaser and Seller executed that certain Purchase and Sale Contract dated as of March 15, 2000 (the "Contract"), pursuant to which Seller agreed to sell and Purchaser agreed to purchase, certain real property located in Pinellas County, Florida.

B. Pursuant to the Contract, Purchaser placed an earnest money deposit of $50,000 (the "Deposit") into an escrow established with Escrow Agent.

C. The  Contract  was  terminated  by  Purchaser  at the end of the  Feasibility
Period.

D.  Purchaser and Seller desire to enter into this  Agreement for the purpose of
(i) reinstating the Contract, as if such Contract had never been terminated; and
(ii) amending the Contract as more fully described below.

E. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

      NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

1. Reinstatement. The Contract is hereby reinstated as if such Contract had never been terminated and shall remain in full force and effect and binding on the parties hereto, subject to the terms and conditions thereof and hereof.

2. Feasibility Period. Purchaser hereby agrees and acknowledges that the Feasibility Period has expired and that, except for the closing conditions set forth in Section 9.1 of the Contract, all of the contingencies to Purchaser's closing on its purchase of the Property pursuant to the Contract (including, without limitation, those relating to Purchaser's review of title documents) have been satisfied or waived.

3. Additional Deposit. At or before 5:00 p.m. Eastern time on May 5, 2000, Purchaser shall deliver to Escrow Agent the Additional Deposit in the sum of One Hundred Thousand and No/100 Dollars ($100,000.00).

4. Purchase Price. Section 3.1 of the Contract is hereby amended such that the Purchase Price shall be Eleven Million and No/100 Dollars ($11,000,000.00).

5. Closing Date. Section 7.1.1 of the Contract is hereby amended to provide that the Closing shall take place on or before June 5, 2000 (the "Scheduled Closing Date"), subject to the extension rights provided in Section 7.1.2.

6. Purchaser's Extension Option. Purchaser shall have the option (the "Closing Extension Option") to extend the Closing an additional fifteen (15) calendar days beyond the Scheduled Closing Date upon the occurrence of, and subject to, the following conditions: (i) concurrently with the delivery of the Extension Notice (defined below), Purchaser shall deliver to Escrow Agent an additional sum in the amount of One Hundred Thousand and No/100 Dollars ($100,000.00), in cash (the "Closing Extension Option Deposit"); (ii) Purchaser shall not have breached any of its obligations under the Contract, as hereby amended; and (iii) all of Purchaser's representations and warranties contained in Section 8.2 of the Contract shall be true and correct as of the date on which Purchaser notifies Seller and Escrow Agent of Purchaser's exercise of the Closing Extension Option. Purchaser's Closing Extension Option shall be exercised, if at all, by prior written notice to Seller and Escrow Agent (the "Extension Notice"), received no later than five (5) Business Days prior to the expiration of the Scheduled Closing Date.

      Purchaser hereby agrees that the Closing Extension Option Deposit, which shall be credited toward the Purchase Price at the Closing, shall be non-refundable when paid, except in the event the sale of the Property is not consummated due to a default by Seller. Purchaser further agrees that, upon delivery of the Closing Extension Option Deposit to Escrow Agent, Escrow Agent shall be authorized by Purchaser to disburse the Deposit, the Additional Deposit and the Closing Extension Option Deposit to Seller. Such authorization shall be effective upon the delivery to Escrow Agent of a copy of this Agreement and shall be irrevocable.

7. Assumption of Existing Mortgage. Purchaser may contact Seller's lender which holds the existing mortgage on the Property (the "Lender") to attempt to purchase the Property subject to such mortgage; provided, however, that Purchaser's purchase of the Property shall not be subject to Purchaser's assumption of Seller's loan (the "Existing Loan"). If Purchaser is successful in obtaining the Lender's consent to Purchaser's assumption of the Existing Loan, Seller agrees to execute any documents necessary to effectuate such assumption, provided that such documents shall be reasonably acceptable to Seller, Purchaser shall pay all of Seller's costs in connection therewith, and Seller shall be released from any and all liability under the Existing Loan.

8. Lead Based Paint Warning Statement. EVERY PURCHASER OF ANY INTEREST IN RESIDENTIAL REAL PROPERTY ON WHICH A RESIDENTIAL DWELLING WAS BUILT PRIOR TO 1978 IS NOTIFIED THAT SUCH PROPERTY MAY PRESENT EXPOSURE TO LEAD FROM LEAD-BASED PAINT THAT MAY PLACE YOUNG CHILDREN AT RISK OF DEVELOPING LEAD POISONING. LEAD POISONING IN YOUNG CHILDREN MAY PRODUCE PERMANENT NEUROLOGICAL DAMAGE, INCLUDING LEARNING DISABILITIES, REDUCED INTELLIGENCE QUOTIENT, BEHAVIORAL PROBLEMS, AND IMPAIRED MEMORY. LEAD POISONING ALSO POSES A PARTICULAR RISK TO PREGNANT WOMEN. THE SELLER OF ANY INTEREST IN RESIDENTIAL REAL PROPERTY IS REQUIRED TO PROVIDE THE BUYER WITH ANY INFORMATION ON LEAD-BASED PAINT HAZARDS FROM RISK ASSESSMENTS OR INSPECTIONS IN THE SELLER'S POSSESSION AND NOTIFY THE BUYER OF ANY KNOWN LEAD-BASED PAINT HAZARDS. A RISK ASSESSMENT OR INSPECTION FOR POSSIBLE LEAD-BASED PAINT HAZARDS IS RECOMMENDED PRIOR TO PURCHASE.

9. Counterparts. This Agreement may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

10. No Further Modifications. All other terms and conditions of the Contract remain in full force and effect.

      IN WITNESS WHEREOF, Seller and Purchaser have entered into this Agreement as of the date written above.

                                     SELLER:

                                    CENTURY PROPERTIES FUND XX,
                                    a California limited partnership

                                    By:   Fox Partners III,
                                          a California general partnership,
                                          Its general partner

                                       By:  Fox Capital Management Corporation,
                                               a California corporation,
                                               Its general partner


                                               By:
                                               Name:
                                               Title:


                                   PURCHASER:

                                    HOUSING SYSTEMS, INC.,
                                    a Georgia corporation

                                    By:
                                    Name:

                                    Title: