Form 10QSB/A
period 2000-06-30
CENTURY PROPERTIES FUND XX
filed 2000-11-14
CIK 736909

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Note: The Form 10-QSB for the quarter ended June 30, 2000 of Century  Properties
      Fund XX is being amended to correct the overstatement of cash and cash equivalents, debt trustee escrow, and estimated costs during the period of liquidation and the understatement of non-recourse promissory notes as originally reported.


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XX

                    STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (unaudited)
                          (in thousands, except unit data)

                                  June 30, 2000



     Assets
        Cash and cash equivalents                               $ 1,842
        Receivables and deposits                                    385
        Debt trustee escrow                                      10,974
        Investment properties                                     5,680

                                                                 18,881
     Liabilities
        Accounts payable                                             31
        Tenant security deposit liabilities                          33
        Accrued property taxes                                       38
        Other liabilities                                           304
        Non-recourse promissory notes (Note A)                   18,584
        Estimated costs during the period of liquidation            337

                                                                 19,327

     Net liabilities in liquidation                              $ (446)


                   See Accompanying Notes to Financial Statements

b)

                           CENTURY PROPERTIES FUND XX

               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)
                         Six Months Ended June 30, 2000



Net liabilities in liquidation at beginning of period                    $ (373)

Changes in net liabilities in liquidation attributed to:
   Increase in cash and cash equivalents                                    124
   Decrease in receivables and deposits                                    (293)
   Increase in debt trustee escrow                                        8,704
   Decrease in investment properties                                    (26,461)
   Decrease in accounts payable                                              51
   Decrease in tenant security deposit payable                               92
   Decrease in accrued property taxes                                       204
   Increase in other liabilities                                           (128)
   Decrease in Non-Recourse Promissory Notes and interest                17,971
   Increase in estimated costs during the period of liquidation            (337)

Net liabilities in liquidation at end of period                         $  (446)

                   See Accompanying Notes to Financial Statements

c)

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                   Three Months Ended  Six Months Ended
                                                      June 30, 1999      June 30, 1999
Revenues:
  Rental income                                          $ 2,067            $ 4,004
  Other income                                               153                412
  Income from deficiency certificate settlement               91                 91
      Total revenues                                       2,311              4,507

Expenses:
  Operating                                                  651              1,376
  General and administrative                                 154                457
  Depreciation                                               434                859
  Interest to promissory note holders                        627              1,255
  Property taxes                                             159                316
      Total expenses                                       2,025              4,263

          Net income                                      $  286              $ 244

Net income allocated to general partner (2%)               $   6                $ 5

Net income allocated to limited partners (98%)               280                239

                                                          $  286              $ 244

Net income per limited partnership unit (61,814
  units authorized and outstanding)                      $  4.53             $ 3.87

                   See Accompanying Notes to Financial Statements

d)

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                          (in thousands, except unit data)
                         Six months Ended June 30, 1999




Cash flows from operating activities:
   Net income                                                            $  244
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                           859
     Amortization of deferred charges                                       116
     Deferred interest on non-recourse promissory notes                     627
     Change in accounts:
        Receivables and deposits                                         (1,012)
        Other assets                                                       (113)
        Accounts payable                                                      8
        Tenant security deposit liabilities                                  (2)
        Accrued property taxes                                               43
        Accrued interest-promissory notes                                   627
        Other liabilities                                                    (4)

           Net cash provided by operating activities                      1,393

Cash flows from investing activities:
    Property improvements and replacements                                 (162)
    Lease commissions paid                                                  (53)

           Net cash used in investing activities                           (215)

Cash flows used in financing activities:
    Loan costs paid                                                        (390)

Net increase in cash and cash equivalents                                   788

Cash and cash equivalents at beginning of period                          9,197

Cash and cash equivalents at end of period                              $ 9,985

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

Included in liabilities in the statement of net liabilities in liquidation as of June 30, 2000 is approximately $337,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Included in liabilities in the statement of net liabilities in liquidation as of June 30, 2000 is approximately $337,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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


                                    Date: November 14, 2000