Form 10QSB
period 2000-09-30
CENTURY PROPERTIES FUND XX
filed 2000-11-14
CIK 736909

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000



     Assets
        Cash and cash equivalents                               $ 1,501
        Receivables and deposits                                    116
        Debt trustee escrow                                         540
        Investment property                                       5,680

                                                                  7,837
     Liabilities
        Accounts payable                                             32
        Tenant security deposit liabilities                          31
        Accrued property taxes                                       57
        Other liabilities                                           259
        Non-recourse promissory notes (Note A)                    8,035
        Estimated costs during the period of liquidation            225

                                                                  8,639

     Net liabilities in liquidation                              $ (802)



                   See Accompanying Notes to Financial Statements

b)

                           CENTURY PROPERTIES FUND XX

               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)
                      Nine Months Ended September 30, 2000



Net liabilities in liquidation at beginning of period                    $ (373)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                                   (217)
   Decrease in receivables and deposits                                    (562)
   Decrease in debt trustee escrow                                       (1,730)
   Decrease in investment properties                                    (26,461)
   Decrease in accounts payable                                              50
   Decrease in tenant security deposit payable                               94
   Decrease in accrued property taxes                                       185
   Increase in other liabilities                                            (83)
   Decrease in Non-Recourse Promissory Notes and interest                28,520
   Increase in estimated costs during the period of liquidation            (225)

Net liabilities in liquidation at end of period                          $ (802)

                   See Accompanying Notes to Financial Statements

c)

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                    Three Months Ended   Nine Months Ended
                                                    September 30, 1999  September 30, 1999
Revenues:
  Rental income                                          $ 1,689              $ 5,693
  Other income                                               101                  513
  Income from deficiency certificate settlement               --                   91
      Total revenues                                       1,790                6,297

Expenses:
  Operating                                                  598                1,974
  General and administrative                               1,241                1,698
  Depreciation                                               418                1,277
  Interest to promissory note holders                        628                1,883
  Property taxes                                             171                  487
      Total expenses                                       3,056                7,319

Net loss                                                 $(1,266)             $(1,022)

Net loss allocated to general partner (2%)                $  (25)               $ (20)

Net loss allocated to limited partners (98%)              (1,241)              (1,002)

                                                         $(1,266)             $(1,022)

Net loss per limited partnership unit (61,814
  units authorized and outstanding)                      $(20.08)             $(16.21)

                   See Accompanying Notes to Financial Statements

d)

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                          (in thousands, except unit data)
                      Nine months Ended September 30, 1999




Cash flows from operating activities:
   Net loss                                                             $(1,022)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                                      1,277
        Amortization of lease commissions                                   167
        Deferred interest on non-recourse promissory notes                  941
        Change in accounts:
          Receivables and deposits                                       (2,451)
          Other assets                                                     (116)
          Accounts payable                                                   21
          Tenant security deposit liabilities                                64
          Accrued property taxes                                            215
          Accrued interest-promissory notes                                 301
          Other liabilities                                                  28

              Net cash used in operating activities                        (575)

Cash flows from investing activities:
    Property improvements and replacements                                 (505)
    Lease commissions paid                                                  (89)

              Net cash used in investing activities                        (594)

Net decrease in cash and cash equivalents                                (1,169)

Cash and cash equivalents at beginning of period                          9,197

Cash and cash equivalents at end of period                              $ 8,028

Supplemental disclosure of cash flow information:
    Cash paid for interest                                              $   641

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

The Partnership's Nonrecourse Promissory Notes (the "Notes") of approximately $8,035,000 in principal and accrued interest were in default due to nonpayment upon maturity on November 30, 1998. The Notes are secured by a deed of trust on the Partnership's remaining property owned by the Partnership. The Promissory Notes bear interest at eight percent per annum except that interest of up to four percent was deferred, provided the Partnership made interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the Managing General Partner of the Partnership's general partner, previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999, the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. The Trustee has indicated, however, that it will extend the forbearance period to accommodate the completion of the sale of the Partnership's remaining property, which is currently being marketed for sale. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on the proceeds received to date from sales of Partnership assets and the anticipated net proceeds from the sale of the Partnership's remaining property, it is unlikely the sales of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its remaining property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer who would sell the assets for the benefit of the Note holders. Upon the sale or disposal of the last property (which is anticipated to occur during the first quarter of 2001), the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2000 is approximately $225,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by April 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 74      $118
 Reimbursement for services of affiliates (included in
   investment properties, operating and general
   and administrative expenses)                                     51       144
 Partnership management fees (included in general and
   administrative expenses)                                         --        36

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $118,000 for the nine months ended September 30, 2000 and 1999, respectively. On April 7, 2000 and June 20, 2000, the Partnership sold The Corners Apartments and Harbor Club Downs, respectively (see "Note F"). For the Partnership's commercial properties, these services were provided by an unrelated party for the nine month periods ended September 30, 2000 and 1999.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $51,000 and $144,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,601 limited partnership units in the Partnership representing 5.826% of the outstanding units.

Note D - Contingency

On January 24, 1990, a settlement agreement was executed by and between the Partnership and certain defendants in connection with legal proceedings at Commonwealth Centre. Lincoln Property Company ("Lincoln"), one of the defendants, provided the Partnership with a deficiency certificate totaling $1,250,000 pursuant to Lincoln's company-wide debt restructuring plan. Effective December 31, 1994, the obligators under this collateral pool agreement exercised their right to extend the maturity date of the deficiency certificates to December 31, 1997. The senior obligators accepted an offer to settle the outstanding amounts due from Lincoln at a discounted rate. The Managing General Partner was obligated to accept the initial settlement which equated to approximately $256,000. Prior to this settlement, the Partnership had not recorded a receivable on the financial statements due to the uncertainty of receiving any funds. The initial settlement related to the cash collateral pool, and the Partnership received further funds of approximately $45,000 during the remaining months of 1998 as well as approximately $91,000 during the nine months ended September 30, 1999. The Partnership has not received any additional funds from the settlement.

The Partnership recorded income upon the receipt of the settlement. The settlement relates to the cash available to distribute in the collateral pool.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: commercial properties and residential properties. The commercial property segment consists of one office complex in North Carolina. The Partnership leases office space for terms that typically exceed one year. The properties in the residential property segment were sold during the nine months ended September 30, 2000. Effective December 31, 1999, the Partnership adopted the liquidation basis of accounting (see "Note A - Basis of Presentation"). As a result, segment information is only provided for the three and nine month periods ended September 30, 1999.

Measurement of segment profit or loss:

The Partnership evaluated performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consisted of investment properties that offer different products and services. The reportable segments were each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three and nine month periods ended September 30, 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

       Three Months Ended
       September 30, 1999        Residential    Commercial       Other       Totals

Rental income                       $  752          $ 937          $ --     $ 1,689
Other income                            37             10            54         101
Interest expense                        --             --           628         628
Depreciation                           111            307            --         418
General and administrative
  expense                               --             --         1,241       1,241
Segment profit (loss)                  279            270        (1,815)     (1,266)


       Nine Months Ended
       September 30, 1999        Residential    Commercial       Other       Totals

Rental income                      $ 2,207        $ 3,486         $  --     $ 5,693
Other income                            94             17           402         513
Income from settlement                  --             --            91          91
Interest expense                        --             --         1,883       1,883
Depreciation                           341            936            --       1,277
General and administrative
  expense                               --             --         1,698       1,698
Segment profit (loss)                  862          1,204        (3,088)     (1,022)
Total assets                        11,431         21,194         9,472      42,097
Capital expenditures for
  investment properties                253            252            --         505

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

On May 8, 2000, the Partnership sold Metcalf 103 Office Park to an unaffiliated third party for approximately $3,120,000. The net sales proceeds of $2,878,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.
Note F - Sale of Investment Properties (continued)

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one business park. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Highland Park Commerce Center (1)             86%        89%
         Charlotte, North Carolina

(1) The decrease in average occupancy at Highland Park Commerce Center is due to two tenants, occupying 3,639 square feet, moving into their space beginning late in the second quarter of 2000.

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment properties. Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by the Partnership's remaining property. The Notes, which had a balance of principal and accrued interest of approximately $8,035,000 at September 30, 2000, matured on November 30, 1998. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. The Trustee has indicated, however, that it will extend the forbearance period to accommodate the completion of the sale of the Partnership's remaining property, which is currently being marketed for sale. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale,
(c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on the proceeds received to date from sales of Partnership assets and the anticipated net proceeds from the sale of the Partnership's remaining property, it is unlikely the sales of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its remaining property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer who would sell the assets for the benefit of the Note holders. Upon the sale or disposal of the last property (which is anticipated to occur during the first quarter of 2001), the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2000 is approximately $225,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by April 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Highland Park Commerce Center

During the nine months ended September 30, 2000, the Partnership completed approximately $73,000 of capital improvements at Highland Park Commerce Center consisting primarily of tenant improvements. The property is currently being marketed for sale; therefore, no funds have been budgeted for capital improvements for the year 2000. Capital improvements will be made as necessary until the property is sold.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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