Form 10KSB
period 2000-12-31
CENTURY PROPERTIES FUND XX
filed 2001-04-02
CIK 736909

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year.  N/A

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

General

Century Properties Fund XX (the "Partnership" or "Registrant") was organized as a limited partnership under the Uniform Limited Partnership laws of California as of December 1983. The Partnership's general partner is Fox Partners III, a California general partnership. The general partners of Fox Partners III are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner and NPI Equity Investments II Inc., the managing general partner of FRI, are subsidiaries of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control").

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

Beginning in February 1984 through April 1985, the Partnership offered $35,000,000 in Individual Investor Units and $65,000,000 in Pension Investors Notes ("Nonrecourse Promissory Notes" or "Notes"), and sold $30,907,000 and $49,348,500, respectively. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions. The net proceeds of this offering were used to purchase four income-producing real estate properties including one property which was acquired in two phases, and to fund seven mortgage loans totaling $31,568,000. The Partnership's original property portfolio was geographically diversified with properties acquired and properties on which mortgage loans were funded in seven states. The Partnership's acquisition and mortgage loan funding activities were completed in February 1986 and since then the principal activity of the Partnership has been managing its portfolio. Two mortgage loans were repaid in 1989, one was repaid in 1991, and another was satisfied in 1994. In April 1991, the Partnership finalized foreclosure proceedings on Metcalf 103 Office Park which secured a mortgage loan and during 1992 finalized foreclosure proceedings against the borrowers on two additional mortgage loans (Harbor Club Downs and The Corners Apartments). The remaining mortgage loan was repaid in 1992. Two of the commercial properties and two residential properties were sold in 1999 and two commercial properties and two residential properties were sold in 2000. See "Item 2. Description of Properties" below for a description of the Partnership's remaining property (see "Item 6. Management's Discussion and Analysis or Plan of Operations" for a description of the sale of Linpro Park I, Metcalf 103 Office Park, Harbor Club Downs, and The Corners Apartments).

At December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Nonrecourse Promissory Notes were in default due to nonpayment upon maturity on November 30, 1998. The Managing General Partner contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its remaining property through delivery to an auctioneer who would sell the asset for the benefit of the Note holders. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner. With respect to the Partnership's commercial property, management is performed by an unaffiliated third party management company.

The real estate business in which the Partnership is engaged is highly competitive. There are other properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the commercial space at the Partnership's property and the rents that may be charged for such space. The Managing General Partner is not a significant factor in commercial real estate in the United States.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating a commercial property because such property is susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in property:

                                  Date of
Property                          Purchase    Type of Ownership (2)         Use

Highland Park Commerce Center       (1)     Fee ownership             Business Park
  Charlotte, North Carolina                                           106,000 sq. ft.

(1)   Highland  Park Commerce  Center I & II ("Highland  Park") were acquired in
      separate   transactions  on  November  5,  1985  and  February  12,  1986,
      respectively.

(2) The Nonrecourse Promissory Notes are secured by a deed of trust on the property owned by the Partnership.

Schedule of Properties

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                          Gross
                         Carrying     Accumulated                         Federal
Property                  Value      Depreciation    Rate     Method     Tax Basis
                             (in thousands)                           (in thousands)

Highland Park             $4,810          (1)      5-39 yrs    S/L        $ 4,268

(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

See "Note B" of the financial statements in "Item 7. Financial Statements" for a description of the Partnership's former depreciation policy.

Schedule of Property Indebtedness

As of December 31, 1999, the Partnership adopted the liquidations basis of accounting. The Partnership has Nonrecourse Promissory Notes secured by a deed of trust on the property owned by the Partnership. The Promissory Notes bear interest at eight percent per annum. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its remaining property through delivery to an auctioneer who would sell the asset for the benefit of the Note holders. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

Schedule of Rental Rate and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for the property were:

                                  Average Annual                    Average
                                   Rental Rates                    Occupancy
Property                       2000             1999           2000         1999

Highland Park              $10.14/sq.ft.    $ 9.61/sq.ft.       85%          87%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other similar properties in the area. The Managing General Partner believes that the property is adequately insured. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Lease Expirations for 2001 - 2009

The following is a schedule of the lease expirations for the years 2001-2009:

                      Number of          Square           Annual         % of Gross
                     Expirations          Feet             Rent         Annual Rent
                                                      (in thousands)
Highland Park
2001                       5             29,067           $ 301            37.6%
2002                       4             11,721              91            11.3%
2003                       4              7,929              73             9.1%
2004                       1             15,010             135            16.9%
2005                       4              8,616             104            13.0%
2006                      --                 --              --              --
2007                       1              4,212              57             7.1%
2008 - 2009               --                 --              --              --

The following schedule reflects information on tenants occupying 10% or more of leasable square footage at December 31, 2000:

      Nature of           Square Footage       Annual Rent Per          Lease
       Business               Leases             Square Foot          Expiration

Highland Park
 Software Designer            13,968                $9.72             10/31/2001
 Bank                         15,010                 9.00             03/31/2004

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for its property were:

                                      2000              2000
                                    Billing             Rate
                                 (in thousands)

              Highland Park             81             1.20%

Capital Improvements

Highland Park Commerce Center

The Partnership completed approximately $98,000 in capital expenditures at Highland Park Commerce Center as of December 31, 2000, consisting primarily of tenant improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. As the property is currently being held for sale, improvements are anticipated to be made only on an as needed basis to maintain the property in good condition for sale.

Linpro Park I

The Partnership did not complete any capital improvements at Linpro Park I as of December 31, 2000. This property was sold March 27, 2000.

The Corners Apartments

The Partnership completed approximately $19,000 of capital improvements at The Corners Apartments, consisting of carpet replacement, major landscaping, water heater replacements, and appliance replacements as of December 31, 2000. This property was sold April 7, 2000.

Metcalf 103 Office Park

The Partnership did not complete any capital improvements at Metcalf 103 Office Park as of December 31, 2000. This property was sold May 8, 2000.

Harbor Club Downs

The Partnership completed approximately $8,000 of capital improvements at Harbor Club Downs, consisting of appliance replacements and major landscaping as of December 31, 2000. These improvements were funded from operating cash flow. This property was sold June 20, 2000.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 61,814 Individual Investor Units during its offering period through April 1985. The Partnership has 1,771 holders of record owning an aggregate of 61,814 Units as of December 31, 2000. An affiliate of the Managing General Partner owns 3,601 Units or 5.826% as of December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 2000 or 1999.

Item 6.     Management's Discussion and Analysis or Plan of Operations

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

At December 31, 1999, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its investment properties. In order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $49,348,500. Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and accrued interest of approximately $8,132,000 at December 31, 2000, matured on November 30, 1998. The Managing General Partner has contacted the indenture trustee and entered into a forbearance agreement on October 29, 1999. In turn, the Partnership agreed to
(a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. It is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its remaining property through delivery to an auctioneer who would sell the asset for the benefit of the Note holders. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

The Managing General Partner estimates the liquidation process will be completed by September 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

On March 27, 2000, the Partnership sold Linpro Park I to an unaffiliated party for $9,500,000. The net sales proceeds of approximately $9,002,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

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

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 2000 and 1999.

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

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XX

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors

Statement of Net Liabilities in Liquidation - December 31, 2000

Statement of Changes in Net Liabilities in Liquidation for the year ended December 31, 2000

Statement of Operations - Year ended December 31, 1999

Statement of Changes in Partners' Deficit/Net Liabilities in Liquidation for the year ended December 31, 1999

Statement of Cash Flows - Year ended December 31, 1999

Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Century Properties Fund XX


We have audited the accompanying statement of net liabilities in liquidation of Century Properties Fund XX as of December 31, 2000 and the related statement of changes in net liabilities in liquidation for the year then ended. In addition, we have audited the statements of operations, changes in partners' deficit/net liabilities in liquidation and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note A, due to the imminent disposal of its investment properties, the Managing General Partner has decided, effective December 31, 1999, to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of December 31, 1999 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Century Properties Fund XX at December 31, 2000, the changes in net liabilities in liquidation for the year ended December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.


                                                           /s/Ernst & Young LLP


Greenville, South Carolina
March 2, 2001




                           CENTURY PROPERTIES FUND XX

                    STATEMENT OF NET LIABILITIES IN LIQUIDATION
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $ 1,236
   Receivables and deposits, net of allowance for
     uncollectible accounts of $78                                               81
   Debt trustee escrow                                                        1,127
   Investment property                                                        4,810

                                                                              7,254

Liabilities
   Accounts payable                                                              50
   Tenant security deposit payable                                               31
   Accrued property taxes                                                        89
   Other liabilities                                                            106
   Nonrecourse promissory notes (Note A)                                      8,132

                                                                              8,408

Net liabilities in liquidation                                              $(1,154)

                 See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

                                   (in thousands)

                          Year ended December 31, 2000



Net liabilities in liquidation at beginning of period                    $ (373)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                                   (482)
   Decrease in receivables and deposits                                    (597)
   Decrease in debt trustee escrow                                       (1,143)
   Decrease in investment properties                                    (27,331)
   Decrease in accounts payable                                              32
   Decrease in tenant security deposit payable                               94
   Decrease in accrued property taxes                                       153
   Decrease in other liabilities                                             70
   Decrease in Nonrecourse Promissory Notes and interest                 28,423

Net liabilities in liquidation at end of period                        $ (1,154)

                 See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF OPERATIONS
                          (in thousands, except unit data)

                          Year ended December 31, 1999



Revenues:
   Rental income                                                            $ 7,378
   Other income                                                                 630
   Income from deficiency certificate settlement
     (Note J)                                                                    91
   Gain on sale of investment properties                                        855
        Total revenues                                                        8,954

Expenses:
   Interest to promissory note holders                                        2,394
   Operating                                                                  2,676
   Depreciation                                                               1,658
   General and administrative                                                 2,404
   Property taxes                                                               753
        Total expenses                                                        9,885

Net loss                                                                    $  (931)

Net income allocated to general partner                                     $   252

Net loss allocated to limited partners                                       (1,183)

                                                                            $  (931)

Net loss per limited partnership unit                                       $(19.14)

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

                 See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                          Year ended December 31, 1999


Cash flows from operating activities:
  Net loss                                                                   $  (931)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation                                                              1,658
     Amortization of deferred charges                                            216
     Gain on sale of investment properties                                      (855)
     Change in accounts:
      Receivables and deposits                                                   133
      Debt trustee escrow                                                     (2,270)
      Other assets                                                              (127)
      Accounts payable                                                            42
      Tenant security deposit liabilities                                        (67)
      Accrued property taxes                                                     (39)
      Other liabilities                                                           80
      Deferred interest                                                       (3,483)
      Accrued interest                                                          (314)

          Net cash used in operating activities                               (5,957)

Cash flows from investing activities:
  Property improvements and replacements                                        (811)
  Lease commissions paid                                                         (96)
  Proceeds from sale of investment properties                                  8,356

          Net cash provided by investing activities                            7,449

Cash flows from financing activities:
  Nonrecourse promissory notes principal payments                             (8,971)

          Net cash used in financing activities                               (8,971)

Net decrease in cash and cash equivalents                                     (7,479)

Cash and cash equivalents at beginning of period                               9,197
Cash and cash equivalents at end of period                                  $  1,718

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                    $  5,667

                 See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Basis of Presentation

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment properties.

The Partnership's Nonrecourse Promissory Notes (the "Notes") of approximately $49,323,000 in principal and accrued interest were in default due to nonpayment upon maturity on November 30, 1998. The Notes are secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum except that interest of up to four percent may be deferred, provided the Partnership makes interest payments on the unpaid principal balance of at least four percent per annum. The deferred interest does not bear interest. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. It is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its remaining property through delivery to an auctioneer who would sell the asset for the benefit of the Note holders. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

The Managing General Partner estimates that the liquidation process will be completed by September 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Significant Accounting Policies

Organization:   The   Partnership   was  organized  under  the  Uniform  Limited
Partnership Laws of California as of December 1983. The general partner responsible for management of the Partnership's business is Fox Partner III (the "General Partner"). The general partners of Fox Partners III are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner and NPI Equity Investments II, Inc., the managing general partner of FRI, are subsidiaries of Apartment Investment And Management Company ("AIMCO") (see "Note D - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership operates one commercial property as of December 31, 2000.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's Nonrecourse Promissory Notes is not practicable to estimate due to their maturity in November 1998.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $9,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated any further.

Deferred Charges: Sales commissions and organization expenses related to the Notes were deferred and amortized by the straight-line method over the life of the Promissory Notes. These costs became fully amortized at the maturity date of November 30, 1998. Leasing commissions were deferred and amortized over the lives of the related leases. Such amortization was charged to operating expense. At December 31, 1999, these leasing commissions were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer had value.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases: The Partnership leases commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other commercial leases, rents are recognized over the terms of the leases as earned.

Investment Properties: As a result of the Partnership adopting the liquidation basis of accounting, the investment properties were adjusted to their estimated net realizable values at December 31, 1999. The effect of adoption was to increase the carrying value of the investment properties owned at December 31, 1999 by approximately $9,530,000.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note K" for required disclosure.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $21,000 and $61,000 for the years ended December 31, 2000 and 1999, respectively.


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

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The taxable income of the Partnership is approximately $8,638,000 ($115.79 per limited partnership unit) for the year ended December 31, 2000.

The following is a reconciliation of reported net loss and Federal taxable loss for the year ended December 31, 1999 (in thousands, except per unit data):


Net loss as reported                     $  (931)
Add (deduct):
   Depreciation differences                 (606)
   Change in prepaid rental                   67
   Other                                     272
   Sale of investment properties            (829)
Federal taxable loss                     $(2,027)
Federal taxable loss per limited
   partnership unit                      $(32.65)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                    2000
Net liabilities in liquidation                     $(1,154)
   Land and buildings                                6,175
   Accumulated depreciation                         (6,717)
   Syndication costs                                 4,552
   Other                                               138
Net assets - Federal tax basis                $ 2,994


Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expense incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                     2000       1999
                                                      (in thousands)
Property management fees (included in
  operating expense in 1999)                         $ 74       $159
Reimbursement for services of affiliates
  (included in investment properties and
  operating and general and administrative
  expenses in 1999)                                    71        187
Partnership management fees (included in
  general and administrative expenses in 1999)         --        390

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. These services were performed by affiliates of the Managing General Partner. The Registrant paid to such affiliates approximately $74,000 and $159,000 for the years ended December 31, 2000 and 1999, respectively. For the Registrant's commercial properties, these services were provided by an unrelated party for the years ended December 31, 2000 and 1999.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $71,000 and $187,000 for the years ended December 31, 2000 and 1999, respectively.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2000 or 1999; however, the general partner received a partnership management fee of approximately $390,000 in 1999. No such fees were received in 2000.

Note G - Significant Tenant and Minimum Future Rental Revenues

Minimum future rental revenues from operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2000, are as follows (in thousands):

                               2001             $   643
                               2002                 423
                               2003                 327
                               2004                 195
                               2005                  97
                            Thereafter               73
                                                $ 1,758

Note H - Sales of Investment Properties

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

Note I - Real Estate and Accumulated Depreciation


                                            Initial Cost
                                           To Partnership
                                           (in thousands)

                                                  Buildings       Net Cost      Adjustment
                                                 and Related      Removed           To
                                                   Personal    Subsequent to   Liquidation
    Description      Encumbrances (1)    Land      Property     Acquisition       Basis
                                                                     (in thousands)
Highland Park              $ --         $ 1,256    $ 7,884         $ (290)       $(4,040)

(1) The Nonrecourse Promissory Notes are secured by deed of trust on the property owned by the Partnership. See "Note A" for further discussion. As of December 31, 1999 the Partnership adopted the liquidation basis of accounting. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes.


                   Gross Amount At Which Carried
                       At December 31, 2000
                          (in thousands)

                             Buildings
                            And Related                        Year of
                             Personal            Accumulated  Construc-     Date     Depreciable
Description          Land    Property    Total   Depreciation    tion     Acquired   Life-Years

Highland Park      $ 1,231    $ 3,579   $ 4,810      (1)         1986    11/85-02/86    5-39

(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated any further.


Reconciliation of Real Estate and Accumulated Depreciation:

                                              Years Ended December 31,
                                                 2000          1999
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $ 32,141      $ 50,408
   Property improvements                            125           811
   Sale of investment properties                (26,586)      (15,367)
   Adjustment to liquidation basis                 (870)       (3,711)
Balance at end of year                         $  4,810      $ 32,141

Accumulated Depreciation
Balance at beginning of year                   $     --      $ 19,652
   Additions charged to expense                      --         1,658
   Sale of investment properties                     --        (8,069)
   Adjustment to liquidation basis                   --       (13,241)
Balance at end of year                         $    --       $     --

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $10,985,000 and $39,317,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999 respectively, is approximately $6,717,000 and $17,659,000.

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

Note K - Disclosures about Segments of an Enterprise and Related Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment, a commercial property. The Partnership's commercial property segment consists of one office complex in North Carolina. The Partnership leases office space for terms that typically exceed one year.

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

Segment information is not included for 2000 as the Partnership adopted the liquidation basis of accounting at December 31, 1999, and has only one commercial property remaining at December 31, 2000. Segment information for the year 1999 is shown in the table below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

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


Note L - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The audit reports of Imowitz Koenig & Co., LLP on the financial statements of the Partnership as of and for the years ended December 31, 1998 and 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The audit reports were modified as to the uncertainty of the Registrant's ability to continue as a going concern.

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

Effective December 10, 1999, the Partnership engaged Ernst & Young LLP as its Independent Auditors. The Partnership did not consult Ernst & Young LLP prior to their appointment as independent auditors regarding any matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $59,000 and non-audit services (principally tax-related) of approximately $31,000.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                               Number of Units         Percentage

Insignia Properties LP                       10                0.016%
  (an affiliate of AIMCO)
AIMCO Properties LP                       3,591                5.810%
  (an affiliate of AIMCO)
Independent Life & Accident               3,180                5.145%
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

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees                           $ 74        $159
Reimbursement for services of affiliates             71         187
Partnership management fees                          --         390

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. These services were performed by affiliates of the Managing General Partner. The Registrant paid to such affiliates approximately $74,000 and $159,000 for the years ended December 31, 2000 and 1999, respectively. For the Registrant's commercial properties these services were provided by an unrelated party for the years ended December 31, 2000 and 1999.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $71,000 and $187,000 for the years ended December 31, 2000 and 1999, respectively.

In accordance with the Partnership Agreement, the general partner is allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2000 or 1999; however, the general partner received a partnership management fee of approximately $390,000 in 1999. No such fees were received in 2000.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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

10.6 Purchase and Sale Contract between Registrant and Galaxy Investments, Inc., an unrelated Delaware Corporation, effective March 27, 2000, regarding the sale of Linpro Park.

10.7 Purchase and Sale Contract between Registrant and Pennsylvania Realty Group, Inc., an unrelated Pennsylvania Corporation, effective April 7, 2000, regarding the sale of The Corners Apartments.

10.8 Amendment to Purchase and Sale Contract between Registrant and Pennsylvania Realty Group, Inc., an unrelated Pennsylvania Corporation, effective April 7, 2000, regarding the sale of The Corners Apartments.

10.9 Second Amendment to Purchase and Sale Contract between Registrant and Pennsylvania Realty Group, Inc., an unrelated Pennsylvania Corporation, effective April 7, 2000, regarding the sale of The Corners Apartments.

10.10Third  Amendment  to Purchase  and Sale  Contract  between  Registrant  and
     Pennsylvania Realty Group, Inc., an unrelated Pennsylvania Corporation, effective April 7, 2000, regarding the sale of The Corners Apartments.

10.11Purchase and Sale  Contract  between  Registrant  and Chambers & Associates
     Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

10.12Amendment to Purchase and Sale Contract  between  Registrant and Chambers &
     Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

10.13Second  Amendment  to Purchase and Sale  Contract  between  Registrant  and
     Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

10.14Third  Amendment  to Purchase  and Sale  Contract  between  Registrant  and
     Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

10.15Agreement  of  Purchase   Agreement  and  Assumption   between  Chambers  &
     Associates Commercial Real Estate Services, L.L.C., and Metcalf Associates-2000, L.L.C., dated April 7, 2000, regarding the sale of Metcalf Office Park.

10.16Purchase and Sale Contract between Registrant and Housing Systems, Inc., an unrelated Georgia Corporation, effective June 20, 2000, regarding the sale of Harbor Club Downs.

10.17Amendment  to Purchase and Sale  Contract  between  Registrant  and Housing
     Systems, Inc., an unrelated Georgia Corporation, effective June 20, 2000, regarding the sale of Harbor Club Downs.