Form 10QSB
period 2001-03-31
CENTURY PROPERTIES FUND XX
filed 2001-05-15
CIK 736909

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



     Assets
        Cash and cash equivalents                                       $ 506
        Receivables and deposits, net of allowance for
          uncollectible accounts of $54                                     16
        Debt trustee escrow                                              1,874
        Investment property                                              5,481

                                                                         7,877
     Liabilities
        Tenant security deposit liabilities                                 34
        Accrued property taxes                                              23
        Other liabilities                                                  122
        Non-recourse promissory notes (Note A)                           8,229
        Estimated costs during the period of liquidation                    86

                                                                         8,494

     Net liabilities in liquidation                                     $ (617)



                   See Accompanying Notes to Financial Statements

b)

                           CENTURY PROPERTIES FUND XX

               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)

                        Three Months Ended March 31, 2001



Net liabilities in liquidation at beginning of period                   $(1,154)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                                   (730)
   Decrease in receivables and deposits                                     (65)
   Increase in debt trustee escrow                                          747
   Increase in investment properties                                        671
   Decrease in accounts payable                                              50
   Increase in tenant security deposit liabilities                           (3)
   Decrease in accrued property taxes                                        66
   Increase in other liabilities                                            (16)
   Increase in Non-Recourse Promissory Notes and interest                   (97)
   Increase in estimated costs during the period of liquidation             (86)

Net liabilities in liquidation at end of period                          $ (617)

                   See Accompanying Notes to Financial Statements

c)
                           CENTURY PROPERTIES FUND XX

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment properties.

Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and accrued interest of approximately $8,229,000 at March 31, 2001, matured on November 30, 1998. The Partnership was in default under the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the general partner of the Partnership's general partner, previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its remaining property through delivery to an auctioneer who would sell the asset for the benefit of the Note holders. Upon the sale or disposal of the last property, the Partnership is expected to terminate. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Included in liabilities in the statement of net liabilities in liquidation as of March 31, 2001 is approximately $86,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees                                         $ --      $ 41
 Reimbursement for services of affiliates                           25        34

During the three months ended March 31, 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $41,000 for the three months ended March 31, 2000. The Partnership had no residential properties in 2001. For the Partnership's commercial properties, these services were provided by an unrelated party for the three month periods ended March 31, 2001 and 2000.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 and $34,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,678 limited partnership units in the Partnership representing 5.95% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

AIMCO and its affiliates own 8,831 Nonrecourse Promissory Notes representing 8.95% of the outstanding notes.

Note C - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note D - Sale of Investment Properties

On March 27, 2000, the Partnership sold Linpro Park to an unaffiliated party for $9,500,000. The net sales proceeds of approximately $9,002,000 were directly wired to the Indenture Trustee as required by the forbearance agreement.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's remaining investment property is a business park. The following table sets forth the average occupancy of the property for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Highland Park Commerce Center (1)              79%        84%
         Charlotte, North Carolina

(1) The decrease in occupancy at Highland Park Commerce Center is due to the loss of tenants over the past twelve months occupying 6,914 square feet, which represents approximately 6.54% of the total space. The Partnership recently entered into a contract to sell Highland Park Commerce Center to an unrelated third party. The sale, which is conditioned upon the purchaser completing its due diligence review of the property and other customary conditions, is expected to close, if at all, during third quarter 2001. There can be no assurance, however, that the sale will be consummated, or if consummated, on what terms or in what time frame.

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment properties. Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and accrued interest of approximately $8,229,000 at March 31, 2001, matured on November 30, 1998. The Partnership was in default under the Nonrecourse Promissory Notes. The Managing General Partner had previously contacted the indenture trustee and entered a forbearance agreement on October 28, 1999. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its remaining property through delivery to an auctioneer who would sell the asset for the benefit of the Note holders. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of March 31, 2001 is approximately $86,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

On March 27, 2000, the Partnership sold Linpro Park to an unaffiliated party for $9,500,000. The net sales proceeds of approximately $9,002,000 were directly wired to the Indenture Trustee as required by the forbearance agreement.

Highland Park Commerce Center

During the three months ended March 31, 2001, the Partnership completed approximately $17,000 in capital improvements at Highland Park Commerce Center consisting of tenant improvements. These improvements were funded from operating cash flow. The property is currently being marketed for sale; therefore, no funds have been budgeted for capital improvements for the year 2001. Capital improvements will be made as necessary until the property is sold. The
Partnership recently entered into a contract to sell Highland Park Commerce Center to an unrelated third party. The sale, which is conditioned upon the purchaser completing its due diligence review of the property and other customary conditions, is expected to close, if at all, during third quarter 2001. There can be no assurance, however, that the sale will be consummated, or if consummated, on what terms or in what time frame.

In light of the maturity of the Notes, no distributions were made to the limited partners for the three months ended March 31, 2001 and 2000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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