Form 10QSB
period 2001-09-30
CENTURY PROPERTIES FUND XX
filed 2001-11-13
CIK 736909

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XX

                 STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (unaudited)
                                (in thousands)

                               September 30, 2001



     Assets
        Cash and cash equivalents                                $  456
        Receivables and deposits, net of allowance for
          uncollectible accounts of $54                             278
        Debt trustee escrow                                       1,986
        Investment property                                       5,376

                                                                  8,096
     Liabilities
        Tenant security deposit liabilities                          33
        Accrued property taxes                                       68
        Other liabilities                                           106
        Non-recourse promissory notes (Note A)                    8,423
        Estimated costs during the period of liquidation            113

                                                                  8,743

     Net liabilities in liquidation                              $ (647)



                See Accompanying Notes to Financial Statements

b)

                           CENTURY PROPERTIES FUND XX

            STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                (in thousands)

                      Nine Months Ended September 30, 2001



Net liabilities in liquidation at beginning of period                   $(1,154)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                                   (780)
   Increase in receivables and deposits                                     197
   Increase in debt trustee escrow                                          859
   Increase in investment properties                                        566
   Decrease in accounts payable                                              50
   Increase in tenant security deposit payable                               (2)
   Decrease in accrued property taxes                                        21
   Increase in Non-Recourse Promissory Notes and interest                  (291)
   Increase in estimated costs during the period of liquidation            (113)

Net liabilities in liquidation at end of period                          $ (647)

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

Pursuant to the terms of the Nonrecourse Promissory Notes (the "Notes"), the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and accrued interest of approximately $8,423,000 at September 30, 2001, matured on November 30, 1998. Due to nonpayment of the outstanding balance at maturity, the Partnership is in default. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the general partner of the Partnership's general partner, previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. Highland Park Commerce Center sold subsequent to September 30, 2001 and the net sales proceeds were paid to the indenture trustee to be applied to the amounts due the noteholders. Based on the sale price, the sale of the Partnership's remaining asset did not generate sufficient proceeds to pay off the Notes in full. Upon the sale of the last property, the Partnership is expected to terminate. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2001 is approximately $113,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees                                         $ --      $ 74
 Reimbursement for services of affiliates                           65        51

During the nine months ended September 30, 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 for the nine months ended September 30, 2000. The Partnership had no residential properties in 2001. For the Partnership's commercial properties, these services were provided by an unrelated party for the nine month periods ended September 30, 2001 and 2000.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $65,000 and $51,000 for the nine months ended September 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 3,870 limited partnership units in the Partnership representing 6.26% of the outstanding units at September 30, 2001. AIMCO and its affiliates also own 8,837 Notes representing 8.95% of the outstanding notes at September 30, 2001.

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

Note D - Subsequent Event

On October 23, 2001, the Partnership sold Highland Park Commerce Center to an unaffiliated third party for net sales proceeds of approximately $5,376,000 after payment of closing costs of approximately $177,000. The Partnership's net sales proceeds were paid to the indenture trustee to be applied to the amounts due the noteholders.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's remaining investment property was a business park. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Highland Park Commerce Center                 81%        86%
         Charlotte, North Carolina

On October 23, 2001 the Partnership sold Highland Park Commerce Center to an unrelated third party for net sales proceeds of approximately $5,376,000 after payment of closing costs. The Partnership's net sales proceeds were paid to the indenture trustee to be applied to the amounts due the noteholders.

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment properties. Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 4% per annum on the Notes, and accrue the additional 4% per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which had a balance of principal and accrued interest of approximately $8,423,000 at September 30, 2001, matured on November 30, 1998. Due to nonpayment of the outstanding balance at maturity, the Partnership is in default. The Managing General Partner had previously contacted the indenture trustee and entered a forbearance agreement on October 28, 1999. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. Highland Park Commerce Center sold subsequent to September 30, 2001, as discussed above. Based on the sale price, the sale of the Partnership's remaining asset did not generate sufficient proceeds to pay off the Notes in full. Upon the sale of the last property, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2001 is approximately $113,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

In light of the maturity of the Notes, no distributions were made to the limited partners for the nine months ended September 30, 2001 and 2000.

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

Highland Park Commerce Center

During the nine months ended September 30, 2001, the Partnership completed approximately $31,000 in capital improvements at Highland Park Commerce Center consisting of tenant improvements. These improvements were funded from operating cash flow. Highland Park Commerce Center was sold on October 23, 2001 to an unrelated third party.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 3,870 limited partnership units in the Partnership representing 6.26% of the outstanding units at September 30, 2001. AIMCO and its affiliates also own 8,837 Notes representing 8.95% of the outstanding notes at September 30, 2001.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.18, Purchase and Sale Contract dated April 26, 2001 between, Century Properties Fund XX, a California limited partnership and Century Pension Income Fund XXIII, a California limited partnership, as sellers, and High Investors, Ltd., as purchaser.

                  Exhibit 10.19, Amendment to Purchase and Sale Contract dated September 24, 2001 between, Century Properties Fund XX, a California limited partnership and Century Pension Income Fund XXIII, a California limited partnership, as sellers, and High Investors, Ltd., as purchaser.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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


                                    By:   FOX PARTNERS III
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN


                           CENTURY PROPERTIES FUND XX,

                        a California limited partnership

                                       AND

                       CENTURY PENSION INCOME FUND XXIII,

                        a California limited partnership

                             Collectively, AS SELLER






                                       AND



                              HIGH INVESTORS, LTD.,

                           a Pennsylvania corporation




                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT


      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of the twenty-sixth day of April, 2001 (the "Effective Date") by and between CENTURY PROPERTIES FUND XX, a California limited partnership ("Century XX"), and CENTURY PENSION INCOME FUND XXIII, a California limited partnership ("Century XXIII"), having a principal address at Tower Two, 2000 South Colorado Boulevard, Suite 2-1000, Denver, Colorado 80222 (collectively, the "Seller") and HIGH INVESTORS, LTD., a Pennsylvania corporation, having a principal address at 1853 William Penn Way, Lancaster, Pennsylvania 17605-0008 (the "Purchaser").


      NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements hereinafter set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      R-1. CENTURY XX holds legal title to the real estate located in Mecklenburg County, North Carolina, as more particularly described in Exhibit A-1 attached hereto and made a part hereof ("Highland I & II"). CENTURY XXIII holds legal title to the real estate located in Mecklenburg County, North Carolina, as more particularly described in Exhibit A-2 attached hereto and made a part hereof ("Highland III"). Improvements have been constructed on the parcels described in this Recital.

      R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by special warranty deed to Purchaser.

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

1.1.1 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of North Carolina.

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

1.1.9 "Land" means all of those certain tracts of land located in the State of North Carolina described on Exhibits A-1 and A-2 attached hereto, and all rights, privileges and appurtenances pertaining thereto.

1.1.10 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (i) receivables (other than rent receivables, which are subject to proration), (ii) Property Contracts, (iii) Commercial Leases,
(iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, or (viii) insurance or other prepaid items or (ix) Seller's proprietary books and records, except to the extent that Seller receives a credit on the closing statement for any such item. The term "Miscellaneous Property Assets" shall also include Seller's rights, if any, in and to the name "HIGHLAND PARK COMMERCE CENTER."

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

1.1.13 "Property" means (a) the Land, (b) the Improvements, (c) all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; (d) all Fixtures, (e) the Tangible Personal Property, (f) the right, if any and only to the extent transferable, of Seller in and to Property Contracts, (g) the Commercial Leases, (h) Permits other than Excluded Permits, and (i) the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

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

1.1.17 "Survey" shall have the meaning ascribed thereto in Section 6.11.

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

                                   ARTICLE 3
                            PURCHASE PRICE & DEPOSIT

3.1 The total purchase price ("Purchase Price") for the Property shall be Nine Million Four Hundred Fifty Thousand and no/100 Dollars ($9,450,000.00) (which consists of $5,831,000.00 for Highland I and II and $3,619,000.00 for Highland
III),  which shall be paid by Purchaser,  as follows:

3.1.1 On the date hereof,
Purchaser shall deliver to First American Title Insurance Company ("Escrow Agent" or the "Title Insurer") a deposit in the sum of One Hundred Fifty Thousand and No/100 Dollars ($150,000.00), in cash, (such sum being hereinafter referred to and held as the "Deposit"). Purchaser shall also deliver a quitclaim deed to the Escrow Agent in the form attached as Exhibit 3.1.1. Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B.

3.1.2 If Purchaser exercises Purchaser's Closing Extension Option (as hereinafter defined) to extend the Closing, Purchaser shall deliver to Escrow Agent the additional sum of One Hundred Fifty Thousand and No/100 Dollars ($150,000.00), in cash (such additional sum being hereinafter referred to and held as the "Closing Extension Option Deposit.")

3.1.3 The Escrow Agent shall
hold the Deposit and the Closing Extension Option Deposit (to the extent then paid) and make delivery of the Deposit and the Closing Extension Option Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit in such short-term, FDIC-insured, interest-bearing bank accounts, or bank certificates of deposit as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit and the Closing Extension Option Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and the Closing Extension Option Deposit and shall be remitted to the party entitled to the Deposit and the Closing Extension Option Deposit, as set forth below.

3.1.4 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit and the Closing Extension Option Deposit (to the extent paid) shall be applied to the Purchase Price on the Closing Date. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, or Purchaser's termination of this Purchaser Contract pursuant to Section 5.2, the Deposit and the Closing Extension Option Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3.

3.1.5 If the sale of the Property
is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in
ARTICLE 12 below, and except for recovery under Section 5.3 hereunder, shall be Seller's sole remedy (whether in law or in equity) on account of Purchaser's termination of this Purchase Contract or default hereunder on or prior to the Closing Date.

                                   ARTICLE 4
                                    FINANCING

4.1 Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

                                   ARTICLE 5
                               FEASIBILITY PERIOD

5.1 Subject to the terms of Section 5.3 below, for thirty five (35) calendar days following the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the
Property:

5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, title review, the Survey (as hereinafter defined), engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).

5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property.

5.1.3 To  ascertain  and  confirm  the
suitability of the property for Purchaser's intended use of the Property.

5.1.4 To review all Materials (as hereinafter defined) other than Seller's proprietary information.

5.2 Should the results of any of the matters referred to in sub-paragraphs 5.1.1, 5.1.2, 5.1.3 and 5.1.4 above appear unsatisfactory to Purchaser for any reason, then Purchaser shall have the right to terminate this Purchase Contract by giving written Notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. EST on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 5.3, and Escrow Agent shall forthwith deliver the Quitclaim Deed of all of Purchaser's right and interest in the Property to Seller, and then promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, the forgoing right of termination shall be deemed waived and this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this ARTICLE 5 and in ARTICLE 9. Notwithstanding anything in this Purchase Contract to the contrary, Purchaser shall be entitled to terminate this Purchase Contract prior to the expiration of the Feasibility Period for any reason whatsoever, with or without cause, as determined by Purchaser in its sole and absolute discretion.

5.3 Purchaser shall indemnify and
hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to the Property and Purchaser's activities carried on therein, in amounts (including deductible amounts) and with such insurance carriers as are reflected on the certificate of insurance heretofore provided by Purchaser to Seller. Such liability insurance shall provide coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise). The provisions of this Section shall survive the Closing or termination of this Purchase Contract.

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

5.5 Seller shall deliver to Purchaser within five (5) calendar days from the Effective Date copies of all leases, contracts, engineering studies, surveys, environmental studies, reports and test results, if any, the most recent title policies (including copies of exception documents) and other materials (the "Materials") to the extent in Seller's possession or control relating to the Property (other than proprietary information of Seller). If the sale of the Property is not closed by the date fixed therefor, Purchaser shall, within five
(5) calendar days, return all such Materials to Seller.

                                   ARTICLE 6
                                      TITLE

6.1 Purchaser shall promptly secure a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment") issued by First American Title Insurance Company, 801 East Morehead Street, Suite 301, Charlotte, North Carolina, 28202, Facsimile (704) 334-0768, Attention Will Webb ("Title Insurer") for an owner's title insurance policy on the most recent standard American Land Title Association ("ALTA") Policy form, together with legible copies of all instruments identified as exceptions therein and shall cause a copy thereof to be delivered to Seller during the Feasibility Period. Purchaser agrees that it shall be solely responsible for payment of all costs relating to procurement of the Title Commitment and any Owner title policy. Purchaser hereby agrees to pay at Closing to Fidelity National Title Insurance Company the cancellation fees of Fidelity National Title Insurance Company in the amount of $500.00, for title work on the Property previously ordered by Seller, which fee shall be reflected on the final transaction settlement statement as a debit against Purchaser. Purchaser shall have until the expiration of the Feasibility Period in which to examine title to the Property to review the Title Commitment and the Survey (as hereinafter defined). Prior to the expiration of the expiration of the Feasibility Period, Purchaser shall notify Seller in writing of any liens, encumbrances or adverse condition to title, or matters of survey, which are unacceptable to Purchaser (collectively, the "Title Objections"). Unless Purchaser notifies Seller in writing prior to the expiration of the Feasibility Period of any Title Objections, Purchaser shall be deemed to be satisfied as of the conclusion of the Feasibility Period with the condition of title to the Property and the Survey. In the event Purchaser notifies Seller of any Title Objections, Seller shall have the option, but not the obligation, to cure or otherwise satisfy the Title Objections in a manner acceptable to Purchaser and in accordance with Sections 6.7 and 6.8 hereof, at Seller's sole cost and expense. If Seller does not elect to cure any Title Objections, the provisions of Section 6.8 hereof shall apply. In addition, during the Feasibility Period, Purchaser shall be entitled to identify as Title Objections such affirmative title insurance coverages or special endorsements as determined necessary by Purchaser, or Purchaser's designee, for which Seller shall use its best efforts to cause Title Insurer to provide, provided any premium charge for such affirmative title insurance coverages or special endorsements as determined necessary by Purchaser, or Purchaser's designee, shall be at Purchaser's sole cost and expense, and provided further that such affirmative title insurance coverages or special endorsements shall not require any undertakings or indemnities from Seller.

6.2 Purchaser agrees to accept title to the Land and Improvements, so long as the same is insurable at ordinary rates and any conveyance by special warranty deed pursuant to this Purchase Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions," but only to the extent the same are approved by Purchaser in accordance with Section 6.1 above, and Purchaser agrees to accept the deed and title subject thereto:

6.2.1 All exceptions shown in the Title Commitment and approved by Purchaser (other than mechanics' liens and taxes due and payable in respect of the period preceding Closing); and

6.2.2 Such exceptions and matters as approved by Purchaser and as the Title Company shall be willing to omit as exceptions to coverage; and

6.2.3 All Commercial Leases and any other occupancy, lease, tenancy and similar agreement, if any, entered into in the ordinary course of business and reflected on the rent roll delivered by Seller at Closing; and

6.2.4 All Property Contracts and any other existing contracts created in the ordinary course of business by Seller and disclosed to Purchaser prior to the end of the Feasibility Period, which are not identified for termination by Purchaser during the Feasibility Period; and

6.2.5 Real estate and property taxes for the calendar year in which closing occurs to the extent not due and payable; and

6.2.6 All matters of public record which are shown in the Title Commitment (to the extent approved by Purchaser).

6.3 The existence of other mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage or deed of trust liens, that payoff letters from the holder of the mortgage or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the policy issued at Closing), together in either case, with recording and/or filing fees. Seller shall take all reasonable actions required to cause the foregoing to be delivered in a timely manner.

6.4 Unpaid liens for taxes, charges, and assessments shall not be objections to title, so long as the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the applicable Property hereunder and allowed to Purchaser, and the same are paid off at Closing and the exceptions therefor are removed from the Title Commitment at Closing, subject to the provisions for apportionment of taxes and charges contained in ARTICLE 7 herein.

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

6.7 If on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller under this ARTICLE 6 shall not be satisfied, and provided Purchaser has actual knowledge thereof, Purchaser shall provide Seller with written Notice thereof at such time, or such title objection or unfulfilled title condition shall (of which Purchaser has actual knowledge) be deemed waived by Purchaser in which case Purchaser and Seller shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Seller such Notice, Seller at its sole option and upon Notice to Purchaser within seven (7) calendar days following receipt of such Notice may elect to cure such objection or unfulfilled condition for up to ninety (90) calendar days. Should Seller be able to cure such title objection by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before thirty (30) calendar days after Notice of such cure or waiver.

6.8 If Seller does not elect to cure such objection or unfulfilled condition or during the period of cure Seller is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or satisfy such unfulfilled condition, Seller shall give Purchaser written Notice thereof, and if Purchaser does not waive such objection by written Notice delivered to Seller and the title company issuing the Title Commitment on or before seven (7) calendar days following the date Seller gives such Notice, then this Purchase Contract shall automatically terminate, in which event Purchaser shall release and quitclaim all of Purchaser's right and interest in such Property to Seller, and the parties hereto shall have no further obligations to each other, except for Purchaser's obligations pursuant to Section 5.3 above, and the Deposit and Closing Extension Option Deposit (if then paid) shall be immediately returned to Purchaser.

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

6.11 Seller shall deliver to Purchaser a copy of the existing survey of the Property prepared by R.B. Pharr & Associates, P.A. Surveying & Mapping, dated March 22, 2001, file no. W-2660, Job No. 53109 ("Survey"). Purchaser shall reimburse Seller at Closing for any costs and expenses incurred to secure such Survey. Seller shall pay for the costs to update such Survey; provided, however, that (a) Seller shall not be responsible for payment of subsequent Survey updates in excess of $3,000.00, and (b) Purchaser agrees that Purchaser shall be responsible for payment of any survey updates in excess of $3,000.00. Notwithstanding the foregoing, Purchaser shall not be responsible for reimbursing Seller for Seller's costs and expenses to secure such Survey in the event this Purchase Contract is terminated hereunder. The Survey (i) shall be prepared in accordance with and shall comply with the minimum requirements of the ALTA; (ii) shall be in a form, and shall be certified as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) shall specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) shall specifically show the right of way for all adjacent public streets; (v) shall specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) shall contain a perimeter legal description of the Property which may be used in the special warranty deed; (vii) shall be certified to Purchaser, Purchaser's lender, Seller and Title Insurer as being true and correct; and (viii) shall certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the special warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing. Purchaser, at Purchaser's sole cost and expense, may also cause to be prepared an environmental report for the Property ("Environmental Report").

6.11.1 Should such Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in ARTICLE 5 above.

6.11.2 Purchaser agrees to make payment in full of all Survey Costs to obtain and/or update the Survey required by this Purchase Contract (to the extent set forth in Subsection 6.11 above) on or before Closing or termination of this Purchase Contract.

                                   ARTICLE 7
                                     CLOSING

7.1 Dates,  Places Of Closing,  Prorations,  Delinquent  Rent and Closing Costs.

7.1.1 The Closing shall occur no later than thirty (30) calendar days after the expiration of the Feasibility Period, through an escrow with the Title Insurer, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

7.1.2 The Closing Date may be extended without penalty at the option of Seller to a date not later than ninety (90) days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser. Additionally, the original Closing Date may be extended at the option of Purchaser (the "Extension Option") to a date not later than thirty (30) calendar days following the original Closing Date specified above upon the satisfaction of, and subject to, the following conditions: (i) concurrently with the delivery of the Extension Notice (defined below), Purchaser shall deliver to Escrow Agent the Closing Extension Option Deposit; (ii) Purchaser shall not have breached any of its obligations hereunder; and (iii) all of Purchaser's representations and warranties contained in Section 8.2 hereof shall be true and correct as of the date on which Purchaser notifies Seller and Escrow Agent of Purchaser's exercise of its Extension Option. Purchaser's Extension Option shall be exercised, if at all, by prior written notice to Seller and Escrow Agent (the "Extension Notice"), received no later than five (5) Business Days prior to the expiration of the original scheduled Closing Date.

7.1.3 The Closing Extension Option Deposit shall be credited toward the Purchase Price at the Closing, and shall be non-refundable when paid, except in the event the sale of the Property is not consummated due to a default by Seller.

7.1.4 All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied deposits under Tenant leases, if any, shall be transferred by Seller to Purchaser at the Closing. Purchaser shall assume at Closing the obligation to pay any accrued but unpaid tenant improvement allowances and leasing commissions under commercial leases executed after the Effective Date in accordance with Section 9.1.5, together with any payments due parties to other agreements affecting the Property which survive Closing or under the Property Contracts assumed by Purchaser, provided that any payments under the Property Contracts have been prorated, unless Purchaser notifies Seller in writing on or before the expiration of the Feasibility Period describing (a) the Property Contracts which Purchaser requests that Seller terminate on or before the expiration of the Closing Date, to the extent terminable without penalty and (b) the Property Contracts which Purchaser intends to assume at Closing. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration shall be final and unadjustable except as provided in the following paragraph. For purposes of this Section 7.1.3 and Sections 7.1.5 and 7.1.6, the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, percentage rents and common area maintenance charges. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below).

7.1.5 If any of the items  subject  to
proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date. Any Rents that have accrued, but have not yet been paid shall be prorated in accordance with estimates based upon the prior years' information (or reasonable estimates of Seller if no such prior years' information is available), and shall be subsequently readjusted and reapportioned upon receipt. Purchaser shall pay Seller for Rents that have accrued, but are not yet due and payable, at Closing.

7.1.6 If on the Closing
Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time before the Closing Date, and (ii) second, to the period of time after the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the General Assignment as defined in Section 7.2.1.3 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 7.1.6 shall apply during the Proration Period.

7.1.7 Upon Closing, Seller shall pay the cost of all transfer taxes (e.g., excise stamp taxes) and recording costs with respect to the release of any of Seller's mortgages, mechanics' liens, or deed of trust liens, and Purchaser shall pay the costs associated with the recordation of the Special Warranty Deed (as hereinafter defined) and any required documents to be recorded in connection with Purchaser's financing of the Property (pursuant to the terms of Section 4.1 herein). Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees. Purchaser shall pay the cost of the Title Commitment and any title policies.

7.2   Items To Be Delivered Prior To Or At Closing.

7.2.1 Seller. At Closing, Seller shall deliver to Escrow Agent, each of the following items:

7.2.1.1 Special Warranty Deed in the form attached as Exhibit
7.2.1.1 to Purchaser. The acceptance of such deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

7.2.1.2 A Bill of Sale in the form attached as Exhibit 7.2.1.2 covering all Property Contracts, Commercial Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser of, among other things, Seller's obligations thereunder.

7.2.1.3 A General Assignment (to the extent assignable and in force and effect) in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.

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

7.2.1.7 Estoppel certificates (the "Tenant Estoppels") in the form attached hereto as Exhibit 9.1.4, or in the form described or contemplated in the respective Tenant leases in accordance with the requirements set forth in
Section 9.1.4 of this Purchase Contract.

7.2.1.8 A rent roll of the Tenant leases certified to the best of Seller's knowledge, to be true and correct as of the Closing Date.

7.2.1.9 An original resolution of Seller, in the form provided by Seller and satisfactory to Title Insurer, authorizing the execution of this Purchase Contract, the conveyance documents and all other documents to be executed by Seller and the performance by Seller hereunder and thereunder together with a good standing certificate of Seller.

7.2.1.10 Evidence of the termination of any management agreement with any property manager of the Property.

7.2.1.11  Except for the items expressly
listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.

7.2.1.12 To the extent in Seller's  possession or
control, original copies of the Commercial Leases and Property Contracts, lease files, keys to the property, Seller's books and records (other than proprietary information) regarding the Property, and original copies of the tenant estoppels.

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

7.2.2.4  A  countersigned
counterpart of the General  Assignment in the form attached as Exhibit  7.2.1.3.

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

8.1.1.2 Seller owns insurable, good and marketable, fee simple title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof and Seller shall have no other liability as a result thereof, either before or after Closing);

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

8.1.1.8 To Seller's knowledge, all documents relating to the Property that were delivered by Seller to Purchaser in connection with this Purchase Contract, are true and accurate.

8.1.1.9 To Seller's knowledge, the information set forth on the rent roll attached hereto as Exhibit 8.1.1.9 (the "Rent Roll") is complete and accurate as of the date hereof.

8.1.2 Except for the representations and warranties expressly set forth above in Subsection 8.1.1 and in the special warranty deed, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that (a) Purchaser shall have the benefit of the representations and warranties set forth in this Agreement or in the special warranty deed, and (b) is not relying upon any other information provided by Seller or Seller's Broker or other statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Seller's Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Seller's Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Commercial Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section
8.1.3 below.

8.1.3 Seller and Purchaser agree that those representations and warranties contained in Section 8.1 shall survive Closing for a period of one
(1) year (that is, any proceeding based on the breach of a representation contained in Section 8.1 that survives Closing must be commenced within one (1) year subsequent to the date of such representation). In the event that Seller breaches any representation contained in Section 8.1 and Purchaser had actual knowledge of such breach, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith.

8.1.4 Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to to Ms. Vicki Webster, Metric Property Management,
(770) 988-9510, extension 18.

8.1.5 Notwithstanding any terms herein to the contrary, in no event shall the terms of this Purchase Contract limit, modify or effect the warranties expressly set forth (or implied by law) in the special warranty deed.

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

8.2.2.2 Purchaser, acting through any of its or their duly empowered and authorized partners, officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's partners, officers or members are required to so empower or authorize Purchaser.

8.2.2.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

8.2.2.4  Purchaser  is duly  authorized  to  execute  and
deliver, acting through its duly empowered and authorized partners, officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective partnership agreements, certificates of incorporation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

8.2.2.5 The joinder of no person or
entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

8.2.3 Except as otherwise noted in Section 10.1 hereof, Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property.

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

9.1.4 Within five (5) days prior to the end of the Feasibility Period, Seller shall use its best efforts to deliver to Purchaser Tenant Estoppels in the form attached hereto as Exhibit 9.1.4, or in the form described or contemplated in the Lease, from at least seventy percent (70%) of the tenants.

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

                                   ARTICLE 10
                                   BROKERAGE

10.1 Seller represents and warrants to Purchaser that it has dealt only with Pinnacle Realty Management Company, 7316 Wisconsin Avenue, Suite 300, Bethesda, Maryland 20814-2925 ("Seller's Broker"). Purchaser represents and warrants to Seller that it has dealt only with Commercial Carolina in connection with this Purchase Contract ("Purchaser's Broker"). Seller and Purchaser each represents and warrants to the other that other than Seller's Broker and Purchaser's Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party.

10.2 Seller  agrees to pay Seller's
Broker a commission according to the terms of a separate agreement. Purchaser agrees to pay Purchaser's Broker a commission according to the terms of a separate agreement. Neither Seller's Broker nor Purchaser's Broker shall be deemed a party or third party beneficiary of this Purchase Contract.

10.3 Neither Seller's Broker nor Purchaser's Broker assume responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

                                   ARTICLE 11
                                   POSSESSION

11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12
                             DEFAULTS AND REMEDIES

12.1 In the event Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or defaults hereunder on or prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit and the Closing Extension Option Deposit (if then paid). The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such default by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser.

12.2 Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to (a) elect to terminate this Purchase Contract and receive reimbursement of the Deposit and Closing Extension Option Deposit (or so much thereof as has been received by Escrow Agent), or (b) to seek specific performance of this Purchase Contract. If Purchaser elects to terminate this Purchase Contract, Purchaser shall return to Seller within five (5) days of its election to terminate the Purchase Contract all Materials provided to Purchaser by Seller; Purchaser shall deliver to Seller without charge therefor, copies of any and all inspections, studies, tests, surveys, or other reports made on behalf of Purchaser with respect to the Property; Seller shall reimburse Purchaser for its reasonable out-of-pocket expenses incurred in connection with the negotiation of this Purchase Contract and Purchaser's due diligence efforts during the Feasibility Period (provided that the amount of such reimbursement shall not exceed $20,000.000.

                                   ARTICLE 13
                            RISK OF LOSS OR CASUALTY

13.1 The risk of loss or damage to the Property by fire or other casualty until the deed of conveyance is recorded is assumed by the Seller, provided that the Seller's responsibility shall be only to the extent of any recovery from insurance now carried on the Property. If prior to the Closing, the Property or any "material" portion thereof is damaged or destroyed by fire or casualty, then Purchaser shall have the option, exercisable by written notice given to Seller at or prior to the Closing, either to (a) terminate this Purchase Contract, whereupon all obligations of all parties hereto shall cease, the Deposit and Closing Extension Option Deposit (or so much thereof as has been received by Escrow Agent) shall be returned to Purchaser and this Purchase
Contract shall be void and without recourse to the parties hereto except for provisions which are expressly stated to survive such termination; or (b) proceed with the purchase of the Property, and in such case, unless Seller shall have previously restored the Property to its condition prior to the occurrence of any such damage or destruction, Seller shall pay over or assign to Purchaser, without recourse, all amounts received or due (plus an amount equal to the sum of any deductible under any insurance policy covering the Property) from, and all claims against, any insurance company as a result of such destruction. Within thirty (30) days after receipt of written notice of such casualty, Purchaser will advise Seller in writing whether Purchaser desires to proceed with this transaction in light of such casualty or condemnation. The term "material" as used in this Section shall mean damage or destruction in an amount equal to or greater than $300,000.00. Notwithstanding any of the foregoing, Seller shall not, in any event, be obligated to effect any repair, replacement, and/or restoration, but may do so at its option in which case Seller may apply the insurance proceeds to the costs of restoration.

13.2 In the event that the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is less than $300,000.00, this transaction shall be closed in accordance with the terms of this Purchase Contract, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs if they can be reasonably effected before the Closing. If Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

                                   ARTICLE 14
                                  RATIFICATION

14.1 This Purchase Contract shall be null and void unless fully ratified by Purchaser and Seller on or before April 27, 2001.

                                   ARTICLE 15
                                 EMINENT DOMAIN

15.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within fifteen (15) days of Purchaser's receipt from Seller Notice of the occurrence of such event and recover the Deposit and Closing Extension Option Deposit (if paid) hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 16
                                  MISCELLANEOUS

16.1  Exhibits And Schedules

      All Exhibits and Schedules annexed hereto are a part of this Purchase Contract for all purposes.

16.2  Assignability

            Subject to Section 16.18, this Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party, except that Purchaser may assign all or an undivided interest in this Purchase Contract to one or more entities so long as (i) Purchaser or its affiliate remains a part of the purchasing entity(ies), (ii) Purchaser is not released from its liability hereunder, and (iii) Seller consents thereto (which consent shall not be unreasonably withheld or delayed). Notwithstanding the foregoing, Purchaser may assign all of its interest in this Purchase Contract to an entity that Purchaser has designated with a management, advisory or brokerage position with regard to the Property and Seller agrees to complete Closing with purchaser's nominee, assignee or designee provided that (a) such nominee, assignee or designee of Purchaser assumes Purchaser's obligations under this Purchase Contract, (b) Purchaser is not released from its liability hereunder, and (c) Closing is consummated hereunder.

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

16.6  Notices

            All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or a nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the Fifth (5th) business day following the date of mailing, or (iv) if sent by telecopier, then on the actual date of delivery (as evidenced by a telecopier confirmation) provided that a copy of the telecopy and confirmation is also sent by U.S. mail, addressed as follows:

            If to Seller:                     If to Purchaser:


            CENTURY PROPERTIES FUND XX        HIGH INVESTORS, LTD.
            Tower Two, 2000 South Colorado    1853 William Penn Way
            Boulevard, Suite 2-1000           Lancaster, Pennsylvania
            Denver, Colorado  80222           17605-0008
            Attn:  Mr. Harry Alcock           Attn:  Mr. Bruce Tahsler,
            Facsimile No. (303) 692-0786      Senior Vice President
                                              Facsimile No. (717) 293-4555

                  And

            CENTURY PENSION INCOME FUND XXIII
            Tower Two, 2000 South Colorado
            Boulevard, Suite 2-1000
            Denver, Colorado  80222
            Attn:  Mr. Harry Alcock
            Facsimile No. (303) 692-0786



                  And                               With a copy to

            ARGENT REAL ESTATE                STEVENS & LEE
            1401 Brickell Avenue, Suite 520   One Penn Square
            Miami, Florida  33131             Lancaster, Pennsylvania 17602
            Attn:  Mr. David Marquette        Attn: Scott H. Spencer, Esq.
            Facsimile No. (305) 371-6898      Facsimile No. (717) 394-7726

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

16.7  Governing Law And Venue

      The laws of the State of North Carolina shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

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

16.13 Confidentiality

      Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

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

            At Purchaser's sole cost and expense, Purchaser may structure the purchase of this Property from Seller as a Like Kind Exchange under Internal Revenue Code Section 1031. Seller shall cooperate fully and promptly with Purchaser's conduct of the Like Kind Exchange, provided that all costs and expenses generated by or on behalf of Purchaser in connection with the Like Kind Exchange shall be borne solely by Purchaser, and Seller shall not be required to take title to or contract for the purchase of any other property. If Purchaser uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Purchaser hereunder shall not relieve, release or absolve Purchaser of its obligations to Seller. In no event shall the Closing Date be delayed by the Like Kind Exchange. Purchaser shall indemnify and hold harmless Seller from and against any and all liability arising from and out of the Like Kind Exchange.

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


                                     Seller:

                                    CENTURY PROPERTIES FUND XX,
                                    a California limited partnership

[Corporate Seal]                    By:   Fox Partners III,
                                          a California general partnership,
                                          Its General Partner

                                       By:   Fox Capital Management Corporation,
                                             a California corporation,
                                             Its General Partner


                                                By:                    [SEAL]
                                                      -----------------

                                                Its:
                                                      -----------------------



                   [Signatures Continue on Following Page]



                                    CENTURY PENSION INCOME FUND XXIII,
                                    a California limited partnership

[Corporate Seal]                    By:   Fox Partners V,
                                          a California general partnership,
                                          Its General Partner

                                       By:   Fox Capital Management Corporation,
                                             a California corporation,
                                             Its General Partner



                                                By:                    [SEAL]
                                                      -----------------

                                                Its:
                                                      -----------------------

                                   Purchaser:

                                   HIGH INVESTORS, LTD., a Pennsylvania
                                   corporation


[Corporate Seal]                    By:
                                                ------------------------------
                                                ,[SEAL]
                                       Name:                                ,
                                             -------------------------------
                                       Title:
                                             --------------------------------

                                ACKNOWLEDGEMENTS

STATE OF ________________
COUNTY OF  ______________

      I,  _____________________________________,  a Notary  Public of the County
and State aforesaid, certify that ____________________________ personally came before me this day and acknowledged that ____he is the Secretary of Fox Capital Management Corporation, a California corporation which is general partner of Fox Partners III, a California general partnership, which is the general partner of Century Properties Fund XX, a California limited partnership, and that, by authority duly given and as the act of the corporation in its capacity as general partner of Fox Partners, and as the act of Century Properties Fund XX, the foregoing agreement was signed in its name by its __________________ President, sealed with its corporate seal, and attested by _____self as its ______________________Secretary.

      WITNESS my hand and notarial seal, this _____ day of ___________________, 2001.

                                    ---------------------------------------
                                    Notary Public
My commission expires:
--------------------

[NOTARY SEAL]

STATE OF ________________
COUNTY OF ______________

      I,  _____________________________________,  a Notary  Public of the County
and State aforesaid, certify that ____________________________ personally came before me this day and acknowledged that ____he is _____________________ Secretary of Fox Capital Management Corporation, a California corporation, which is a general partner of Fox Partners V, a California general partnership, which is the general partner of Century Pension Income Fund XXIII, a California limited partnership, and that, by authority duly given and as the act of the corporation in its capacity as general partner of Fox Partners V, and as the act of Century Pension Income Fund XXIII, the foregoing agreement was signed in its name by its __________________ President, sealed with its corporate seal, and attested by _____self as its ______________________Secretary.

      WITNESS my hand and notarial seal, this _____ day of ___________________, 2001.

                                    ---------------------------------------
                                    Notary Public
My commission expires:
--------------------

[NOTARY SEAL]


                           PURCHASER'S ACKNOWLEDGEMENT




STATE OF
         ---------------------

COUNTY OF
          --------------------



      I, a Notary Public of the County and State aforesaid, certify that personally appeared before me this day and acknowledged that he/she is
, of                          , a corporation, and that he/she, as
, being duly authorized to do so, executed the foregoing on behalf of the corporation.

      Witness my hand and notarial stamp or seal, this day of , 2001.




                                          Notary Public



My Commission Expires:
                      --------------

                                   EXHIBIT A-1
                      LEGAL DESCRIPTION FOR HIGHLAND I & II


That certain tract or parcel of land situated, lying and being in the City of Charlotte, Mecklenburg County, North Carolina and being more particularly described as follows:

Parcel 1

BEGINNING at an existing iron rod at the southeast corner of Carolina Country Barbecue, Inc. as described in Deed Book 5118, Page 637 of the Mecklenburg County Public Registry, said iron being on line of Southern Railway Company as described in Deed Book 1775, Page 31 of said registry, and runs thence with the westerly line of Southern Railway Company the following three (3) courses and distances: (1) South 25-10-40 East 838.95 feet to a new iron rod, (2) South 25-18-16 East 88.56 feet to an existing iron rod, (3) South 24-44-48 East 295.92 feet to an existing iron rod, said iron being the northeast corner of The Speizman LLC property as described in Deed Book 9324, Page 177 of said registry, thence with the line of The Speizman LLC North 76-07-49 West 309.79 feet to an existing iron rod, said iron being a southeast corner of Century Pension Income Fund XXIII as described in Deed Book 5321, Page 452 of said registry, thence with the line of Century Pension Income Fund XXIII the following four (4) courses and distances: (1) North 13-49-44 East 230.36 feet to an existing iron rod; (2) North 76-31-10 West 215.33 feet to a new nail; (3) North 25-13-46 West
505.74 feet to an existing nail, (4) South 64-51-02 West 264.38 feet to an existing iron rod said iron being a southeast corner of Arcade Square, Limited Partnership as described in Deed Book 8788, Page 486 of said registry, thence with the line of Arcade Square, Limited Partnership and continuing with the line of MAADJ Co., Inc. as described in Deed Book 7845, Page 781 the following three
(3) courses and distances: (1) North 25-06-24 West 266.74 feet to an existing iron rod; (2) North 74-57-37 East 225.93 feet to a new iron rod; (3) North 77-02-45 East 86.09 feet to an existing iron rod on line of Carolina Country Barbecue, Inc. as described in Deed Book 5118, Page 637 of said registry, thence with the line of Carolina Country Barbecue, Inc. North 64-47-24 East 223.75 feet to the point and place of BEGINNING; containing 333,080 square feet or 7.6464 acres of land as shown on a survey prepared by R. B. Pharr & Associates, P.A. dated April 20, 1999 and last revised on April 26, 1999, and bearing file No. W-817B.

Parcel 2

That certain tract or parcel of land situated, lying and being in the City of Charlotte, Mecklenburg County, North Carolina and being more particularly described as follows:

BEGINNING at new nail in the southerly margin of Tyvola Road (100' right-of-way) said iron being the northwest corner of MAADJ Co., Inc. property as described in Deed Book 7845, Page 781 of the Mecklenburg County Public Registry, and runs thence with the line of MAADJ Co., Inc. property South 24-43-31 East 152.47 feet to existing nail, said nail being a northeast corner of Arcade Square, Limited Partnership as described in Deed Book 8788, Page 486 of said registry, thence with the line of Arcade Square Limited Partnership South 64-30-11 West 170.53 feet to existing nail, thence North 25-05-17 West 153.78 feet to an existing iron rod, said iron being on the southerly margin of Tyvola Road (100' right-of-way) and being the northeast corner of Wachovia Bank & Trust Co. as described in Deed Book 4485, Page 936 of said registry, thence with the southerly margin of Tyvola Road North 64-56-44 East 171.49 feet to the point and place of BEGINNING; containing 26186 square feet or 0.6012 acre of land as shown on a survey prepared by R. B. Pharr & Associates, P.A. dated April 20, 1999 and last revised on April 26, 1999, and bearing file No. W-817B.

Parcel 3

Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed February 13, 1986, between HPCC Joint Venture and Century Properties Fund XX, recorded in Book 5174, Page 55; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0336, said Registry, as to Parcel 2.
Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed February 13, 1986, between HPCC Joint Venture and Century Properties Fund XX, recorded in Book 5174, Page 64; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0332, said Registry, as to 1.1563 acres of Parcel 1.

Non-exclusive easements as set forth in North Carolina General Warranty Deed dated August 30, 1985, filed August 30, 1985, executed by HPCC Joint Venture to Carolina Country Barbeque, Inc., recorded in Book 5078, Page 656; North Carolina Non-Warranty Deed dated November 4, 1985, filed November 5, 1985, executed by HPCC Joint Venture to Carolina Country Barbeque, Inc., recorded in Book 5118, Page 637, said Registry and as set forth in General Warranty Deed dated November 5, 1985, filed November 6, 1985, executed by HPCC Joint Venture to Century Properties Fund XX, recorded in Book 5120, Page 509, said Registry, as to 6.497 acres of Parcel 1.

Non-exclusive easements as set forth in Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed November 6, 1985, between HPCC Joint Venture, Highland Joint Venture and Century Properties Fund XX, recorded in Book 5121, Page 0134; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0325, said Registry, as to 6.497 acres of Parcel 1.

                                   EXHIBIT A-2
                       LEGAL DESCRIPTION FOR HIGHLAND III
TRACT I:

ALL THAT TRACT of land in Mecklenburg County, North Carolina. described as follows:

BEGINNING at an iron pin on the northerly line of J. B. Ivey & Co. property as described in Deed Book 2711, page 60 of the Mecklenburg County Registry, said point being located South 70 degrees 40 minutes 00 seconds East 171.21 feet from the northernmost corner of the J. B. Ivey property; thence with seven new lines as follows: (1) North 19 degrees 20 minutes 00 seconds East
71.99 feet to an iron pin;  (2) North 64  degrees  50 minutes 22 seconds  East
67.97 feet to an iron pin;  (3) North 24  degrees  58 minutes 40 seconds  West
259.74  feet to an iron pin;  (4) North 64 degrees 5l Minutes 05 seconds  East
286.72 feet to a nail; (5) South 25 degrees 09 minutes 38 seconds East 532.26 feet to an iron pin; (6) South 16 degrees 27 minutes 20 seconds West 126.87 feet to an iron pin; and (7) North 70 degrees 40 minutes 00 seconds West
18.00 feet to an iron pin, said point being a corner of the J. D. Ivey property; thence with said property line North 70 degrees 40 minutes 00 seconds West 433.0 feet to the POINT AND PLACE OF BEGINNING, containing
167.602.39 square feet or 3.8476 acres, as shown on plat of Survey for Century Pension Income Fund XXIII, a California Limited Partnership prepared by R. B. Pharr, North Carolina Registered Land Surveyor No. 1749, R. B. Pharr & Associates, P.A., Surveying & Mapping, dated September 19, 1986.

TRACT II:

All that tract of land in Mecklenburg County, North Carolina described as follows:

TO FIND THE TRUE POINT OF BEGINNING begin at an iron pin on the westerly line of the Southern Railway Company property, said point being the northeasterly corner of the J. B. Ivey and Company property as described in Deed Book 2711, page 60, Meckleburg County Registry; thence with the J. B. Ivey line North 76 degrees 00 minutes 11 seconds West 320.29 feet to an iron pin and the TRUE POINT OF BEGINNING; thence from the TRUE POINT OF BEGINNING run North 76 degrees 00 minutes 11 seconds West 233.50 feet to an iron pin; thence North 22 degrees 08 minutes 00 seconds East 83.37 feet to an iron pin; thence South 70 degrees 40 minutes  00  seconds  East  18.00  feet to a point;  thence  North 16 degrees 27 minutes 20  seconds  East  126.87  feet to a point:  thence  North 25 degrees 09 minutes 38 seconds West 27.08 feet to an iron pin; thence South 76 degrees 25 minutes 58 seconds East 215.34 feet to an iron pin; thence South 13 degrees 58 minutes 20 seconds West 230.22 feet to the POINT AND PLACE OF BEGINNING. Containing 48,418.80 square feet or 1.1115 acres as shown on plat of survey for Century Pension Income Fund XXIII, a California Limited Partnership prepared by
R. B. Pharr and Associates, P.A., North Carolina Registered Land Surveyor No. 1749, R. B. Pharr and Associates, P.A. Surveying & Mapping dated September 19, 1986.

TRACT III:

Non-exclusive easements as set forth in Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed February 13, 1986, between HPCC Joint Venture and Century Properties Fund XX, recorded in Book 5174, Page 64; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0332, said Registry.

Non-exclusive easements as set forth in North Carolina General Warranty Deed dated August 30, 1985, filed August 30, 1985, executed by HPCC Joint Venture to Carolina Country Barbeque, Inc., recorded in Book 5078, Page 656; North Carolina Non-Warranty Deed dated November 4, 1985, filed November 5, 1985, executed by HPCC Joint Venture to Carolina Country Barbeque, Inc., recorded in Book 5118, Page 637, said Registry (correcting the aforesaid Book 5078, Page 656 by adding Exhibit B) and as set forth in General Warranty Deed dated November 5, 1985, filed November 6, 1985, executed by HPCC Joint Venture to Century Properties Fund XX, recorded in Book 5120, Page 509, said Registry.

Non-exclusive easements as set forth in Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed November 6, 1985, between HPCC Joint Venture, Highland Joint Venture and Century Properties Fund XX, recorded in Book 5121, Page 0134; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0325.

TOGETHER WITH a non-exclusive perpetual easement for access, ingress, regress and egress, as set forth in General Warranty Deed recorded in Deed Book 5321, Page 0452 for all forms of pedestrian and vehicular traffic over, across and through the following described real property located in Mecklenburg County, North Carolina:
BEGINNING at a point on the southerly right-of-way line of Tyvola Road, said point being located in a westerly direction from the southwest intersection of the Southern Railway Company property on Tyvola Road with the arc of a circular curve having a radius of 1859.86 feet, a distance of 334.34 feet; thence with the southerly right-of-way line of Tyvola Road with a variable curve to the left having a chord bearing South 66 degrees 32 minutes 09 seconds West 6.53 feet to the POINT AND PLACE OF BEGINNING; running thence with the center line of a drive as follows: (1) South 31 degrees 50 minutes East 43.37 feet to a point; (2) South 55 degrees 40 minutes East 122 feet to a point; and (3) South 32 degrees 31 minutes 23 seconds East 66.77 feet to a nail; thence the following courses and distances: South 77 degrees 13 minutes 04 seconds West 20.00 feet to a point; thence with the arc of a circular curve to the left having a radius of
242.35 feet, a distance of 112.10 feet to a point; thence North 58 degrees 50 minutes West 31.93 feet to a point; thence with the are of a circular curve to the right having a radius of 183.27 feet, a distance of 86.37 feet to a point on the southerly right-of-way line of Tyvola Road; thence with said southerly right-of-way line of Tyvola Road with a variable curve to the right having a chord bearing of North 66 degrees 32 minutes 09 seconds East 30.00 feet to the POINT AND PLACE OF BEGINNING, as shown on plat of Survey for Century Properties Fund XX prepared by R. B. Pharr, North Carolina Registered Land Surveyor No. 1749, R. B. Pharr & Associates, P.A., Surveying & Mapping, dated February 5, 1985, revised June 17, 1985 and updated October 25, 1985.

                                  EXHIBIT 1.1.5

                            LIST OF EXCLUDED PERMITS

                             To Be Inserted, If Any

                                  EXHIBIT 1.1.7

               LIST OF EXCLUDED PERSONAL PROPERTY OR EQUIPMENT


1.    Any Buyer's Access Computer Hardware and Software.


2.    AIMCO Benchmark Series Books.

3.    Connect: Remote Horizon Software.

                                  EXHIBIT 3.1.1
                             FORM OF QUITCLAIM DEEDS

                                [SEE ATTACHED]

                   [FORM OF HIGHLAND I & II QUITCLAIM DEED]

Drawn by and
Return after recording to:    Loeb & Loeb, LLP
                              1000 Wilshire Boulevard, Suite 1800
                              Los Angeles, California  90017
                              Attn: Karen N. Higgins, Esq.

===============================================================================

                                NON-WARRANTY DEED

      THIS DEED made this _____ day of _________________, 2001, by and between High Investors, LTD., a Pennsylvania corporation, having an address of 1853 William Penn Way, Lancaster, PA 17605-0008 ("GRANTOR") and CENTURY PROPERTIES FUND XX, a California limited partnership having an address of Tower Two, 2000 South Colorado Boulevard, Suite 2-1000, Denver, Colorado 80222 ("GRANTEE") (the designation Grantor and Grantee as used herein shall include said parties, their heirs, successors and assigns, and shall include singular, plural, masculine, feminine or neuter as required by context);

                                   WITNESSETH:

      That Grantor, for a valuable consideration paid by the Grantee, the receipt of which is hereby acknowledged, has granted and sold and by these presents does grant, bargain, sell and convey unto the Grantee in fee simple Grantor's right, title and interest in and to those certain lots or parcels of land situated in Mecklenburg County, North Carolina, which are more particularly described as follows:

      See Exhibit A attached hereto.

      TO HAVE AND TO HOLD the aforesaid lots or parcels of land and all privileges and appurtenances thereto belonging to the Grantee in fee simple.

      The Grantor makes no warranty, express or implied, as to title to the property hereinabove described.

      IN WITNESS WHEREOF, the authorized officers of Grantor have executed this instrument under seal for and on behalf of Grantor and as the act of Grantor, the day and year first above written.


                        Grantor:    HIGH INVESTORS, LTD., a Pennsylvania
                                    corporation

ATTEST:

_____________________________       By:                                [SEAL]
                                          -----------------------------

_____________________________       Name:
                                         ------------------------------------

                                    Its:
                                          -----------------------------------


                                    [Corporate Seal]

                        FORM OF NOTARIAL ACKNOWLEDGEMENT





STATE OF
         ---------------------

COUNTY OF
          --------------------



      I, a Notary Public of the County and State aforesaid, certify that personally appeared before me this day and acknowledged that he/she is
, of                          , a corporation, and that he/she, as
, being duly authorized to do so, executed the foregoing on behalf of the corporation.

      Witness my hand and notarial stamp or seal, this day of , 2001.




                                          Notary Public



My Commission Expires:
                      --------------

                                   EXHIBIT "A"
                                LEGAL DESCRIPTION


That certain tract or parcel of land situated, lying and being in the City of Charlotte, Mecklenburg County, North Carolina and being more particularly described as follows:

Parcel 1

BEGINNING at an existing iron rod at the southeast corner of Carolina Country Barbecue, Inc. as described in Deed Book 5118, Page 637 of the Mecklenburg County Public Registry, said iron being on line of Southern Railway Company as described in Deed Book 1775, Page 31 of said registry, and runs thence with the westerly line of Southern Railway Company the following three (3) courses and distances: (1) South 25-10-40 East 838.95 feet to a new iron rod, (2) South 25-18-16 East 88.56 feet to an existing iron rod, (3) South 24-44-48 East 295.92 feet to an existing iron rod, said iron being the northeast corner of The Speizman LLC property as described in Deed Book 9324, Page 177 of said registry, thence with the line of The Speizman LLC North 76-07-49 West 309.79 feet to an existing iron rod, said iron being a southeast corner of Century Pension Income Fund XXIII as described in Deed Book 5321, Page 452 of said registry, thence with the line of Century Pension Income Fund XXIII the following four (4) courses and distances: (1) North 13-49-44 East 230.36 feet to an existing iron rod; (2) North 76-31-10 West 215.33 feet to a new nail; (3) North 25-13-46 West
505.74 feet to an existing nail, (4) South 64-51-02 West 264.38 feet to an existing iron rod said iron being a southeast corner of Arcade Square, Limited Partnership as described in Deed Book 8788, Page 486 of said registry, thence with the line of Arcade Square, Limited Partnership and continuing with the line of MAADJ Co., Inc. as described in Deed Book 7845, Page 781 the following three
(3) courses and distances: (1) North 25-06-24 West 266.74 feet to an existing iron rod; (2) North 74-57-37 East 225.93 feet to a new iron rod; (3) North 77-02-45 East 86.09 feet to an existing iron rod on line of Carolina Country Barbecue, Inc. as described in Deed Book 5118, Page 637 of said registry, thence with the line of Carolina Country Barbecue, Inc. North 64-47-24 East 223.75 feet to the point and place of BEGINNING; containing 333,080 square feet or 7.6464 acres of land as shown on a survey prepared by R. B. Pharr & Associates, P.A. dated April 20, 1999 and last revised on April 26, 1999, and bearing file No. W-817B.

Parcel 2

That certain tract or parcel of land situated, lying and being in the City of Charlotte, Mecklenburg County, North Carolina and being more particularly described as follows:

BEGINNING at new nail in the southerly margin of Tyvola Road (100' right-of-way) said iron being the northwest corner of MAADJ Co., Inc. property as described in Deed Book 7845, Page 781 of the Mecklenburg County Public Registry, and runs thence with the line of MAADJ Co., Inc. property South 24-43-31 East 152.47 feet to existing nail, said nail being a northeast corner of Arcade Square, Limited Partnership as described in Deed Book 8788, Page 486 of said registry, thence with the line of Arcade Square Limited Partnership South 64-30-11 West 170.53 feet to existing nail, thence North 25-05-17 West 153.78 feet to an existing iron rod, said iron being on the southerly margin of Tyvola Road (100' right-of-way) and being the northeast corner of Wachovia Bank & Trust Co. as described in Deed Book 4485, Page 936 of said registry, thence with the southerly margin of Tyvola Road North 64-56-44 East 171.49 feet to the point and place of BEGINNING; containing 26186 square feet or 0.6012 acre of land as shown on a survey prepared by R. B. Pharr & Associates, P.A. dated April 20, 1999 and last revised on April 26, 1999, and bearing file No. W-817B.

Parcel 3

Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed February 13, 1986, between HPCC Joint Venture and Century Properties Fund XX, recorded in Book 5174, Page 55; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0336, said Registry, as to Parcel 2.

Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed February 13, 1986, between HPCC Joint Venture and Century Properties Fund XX, recorded in Book 5174, Page 64; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0332, said Registry, as to 1.1563 acres of Parcel 1.

Non-exclusive easements as set forth in North Carolina General Warranty Deed dated August 30, 1985, filed August 30, 1985, executed by HPCC Joint Venture to Carolina Country Barbeque, Inc., recorded in Book 5078, Page 656; North Carolina Non-Warranty Deed dated November 4, 1985, filed November 5, 1985, executed by HPCC Joint Venture to Carolina Country Barbeque, Inc., recorded in Book 5118, Page 637, said Registry and as set forth in General Warranty Deed dated November 5, 1985, filed November 6, 1985, executed by HPCC Joint Venture to Century Properties Fund XX, recorded in Book 5120, Page 509, said Registry, as to 6.497 acres of Parcel 1.

Non-exclusive easements as set forth in Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed November 6, 1985, between HPCC Joint Venture, Highland Joint Venture and Century Properties Fund XX, recorded in Book 5121, Page 0134; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0325, said Registry, as to 6.497 acres of Parcel 1.

                      [FORM OF HIGHLAND III QUITCLAIM DEED]

Drawn by and
Return after recording to:    Loeb & Loeb, LLP
                              1000 Wilshire Boulevard, Suite 1800
                              Los Angeles, California  90017
                              Attn: Karen N. Higgins, Esq.

===============================================================================

                                NON-WARRANTY DEED

      THIS DEED made this _____ day of _________________, 2001, by and between High Investors, LTD., a Pennsylvania corporation, having an address of 1853 William Penn Way, Lancaster, PA 17605-0008 ("GRANTOR") and CENTURY PENSION INCOME FUND XXIII, a California limited partnership having an address of Tower Two, 2000 South Colorado Boulevard, Suite 2-1000, Denver, Colorado 80222 ("GRANTEE") (the designation Grantor and Grantee as used herein shall include said parties, their heirs, successors and assigns, and shall include singular, plural, masculine, feminine or neuter as required by context);

                                   WITNESSETH:

      That Grantor, for a valuable consideration paid by the Grantee, the receipt of which is hereby acknowledged, has granted and sold and by these presents does grant, bargain, sell and convey unto the Grantee in fee simple Grantor's right, title and interest in and to those certain lots or parcels of land situated in Mecklenburg County, North Carolina, which are more particularly described as follows:

      See Exhibit A attached hereto.

      TO HAVE AND TO HOLD the aforesaid lots or parcels of land and all privileges and appurtenances thereto belonging to the Grantee in fee simple.

      The Grantor makes no warranty, express or implied, as to title to the property hereinabove described.

      IN WITNESS WHEREOF, the authorized officers of Grantor, have executed this instrument under seal for and on behalf of Grantor and as the act of Grantor, the day and year first above written.

                           Grantor: HIGH INVESTORS, LTD., a Pennsylvania
                                    corporation

ATTEST:

______________________________      By:                                [SEAL]
                                          -----------------------------

______________________________      Name:
                                         ------------------------------------

                                    Its:
                                        -------------------------------------



                                    [Corporate Seal]

                        FORM OF NOTARIAL ACKNOWLEDGEMENT




STATE OF
         ---------------------

COUNTY OF
          --------------------



      I, a Notary Public of the County and State aforesaid, certify that personally appeared before me this day and acknowledged that he/she is
, of                          , a corporation, and that he/she, as
, being duly authorized to do so, executed the foregoing on behalf of the corporation.

      Witness my hand and notarial stamp or seal, this day of , 2001.




                                          Notary Public



My Commission Expires:
                      --------------

                                   EXHIBIT "A"
                                LEGAL DESCRIPTION


TRACT I:

ALL THAT TRACT of land in Mecklenburg County, North Carolina. described as follows:

BEGINNING at an iron pin on the northerly line of J. B. Ivey & Co. property as described in Deed Book 2711, page 60 of the Mecklenburg County Registry, said point being located South 70 degrees 40 minutes 00 seconds East 171.21 feet from the northernmost corner of the J. B. Ivey property; thence with seven new lines as follows: (1) North 19 degrees 20 minutes 00 seconds East
71.99 feet to an iron pin;  (2) North 64  degrees  50 minutes 22 seconds  East
67.97 feet to an iron pin;  (3) North 24  degrees  58 minutes 40 seconds  West
259.74  feet to an iron pin;  (4) North 64 degrees 5l Minutes 05 seconds  East
286.72 feet to a nail; (5) South 25 degrees 09 minutes 38 seconds East 532.26 feet to an iron pin; (6) South 16 degrees 27 minutes 20 seconds West 126.87 feet to an iron pin; and (7) North 70 degrees 40 minutes 00 seconds West
18.00 feet to an iron pin, said point being a corner of the J. D. Ivey property; thence with said property line North 70 degrees 40 minutes 00 seconds West 433.0 feet to the POINT AND PLACE OF BEGINNING, containing
167.602.39 square feet or 3.8476 acres, as shown on plat of Survey for Century Pension Income Fund XXIII, a California Limited Partnership prepared by R. B. Pharr, North Carolina Registered Land Surveyor No. 1749, R. B. Pharr & Associates, P.A., Surveying & Mapping, dated September 19, 1986.

TRACT II:

All that tract of land in Mecklenburg County, North Carolina described as follows:

TO FIND THE TRUE POINT OF BEGINNING begin at an iron pin on the westerly line of the Southern Railway Company property, said point being the northeasterly corner of the J. B. Ivey and Company property as described in Deed Book 2711, page 60, Meckleburg County Registry; thence with the J. B. Ivey line North 76 degrees 00 minutes 11 seconds West 320.29 feet to an iron pin and the TRUE POINT OF BEGINNING; thence from the TRUE POINT OF BEGINNING run North 76 degrees 00 minutes 11 seconds West 233.50 feet to an iron pin; thence North 22 degrees 08 minutes 00 seconds East 83.37 feet to an iron pin; thence South 70 degrees 40 minutes  00  seconds  East  18.00  feet to a point;  thence  North 16 degrees 27 minutes 20  seconds  East  126.87  feet to a point:  thence  North 25 degrees 09 minutes 38 seconds West 27.08 feet to an iron pin; thence South 76 degrees 25 minutes 58 seconds East 215.34 feet to an iron pin; thence South 13 degrees 58 minutes 20 seconds West 230.22 feet to the POINT AND PLACE OF BEGINNING. Containing 48,418.80 square feet or 1.1115 acres as shown on plat of survey for Century Pension Income Fund XXIII, a California Limited Partnership prepared by
R. B. Pharr and Associates, P.A., North Carolina Registered Land Surveyor No. 1749, R. B. Pharr and Associates, P.A. Surveying & Mapping dated September 19, 1986.

TRACT III:

Non-exclusive easements as set forth in Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed February 13, 1986, between HPCC Joint Venture and Century Properties Fund XX, recorded in Book 5174, Page 64; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0332, said Registry.

Non-exclusive easements as set forth in North Carolina General Warranty Deed dated August 30, 1985, filed August 30, 1985, executed by HPCC Joint Venture to Carolina Country Barbeque, Inc., recorded in Book 5078, Page 656; North Carolina Non-Warranty Deed dated November 4, 1985, filed November 5, 1985, executed by HPCC Joint Venture to Carolina Country Barbeque, Inc., recorded in Book 5118, Page 637, said Registry (correcting the aforesaid Book 5078, Page 656 by adding Exhibit B) and as set forth in General Warranty Deed dated November 5, 1985, filed November 6, 1985, executed by HPCC Joint Venture to Century Properties Fund XX, recorded in Book 5120, Page 509, said Registry.

Non-exclusive easements as set forth in Reciprocal Easement and Covenant Agreement for ingress, egress and regress, filed November 6, 1985, between HPCC Joint Venture, Highland Joint Venture and Century Properties Fund XX, recorded in Book 5121, Page 0134; First Amendment to Reciprocal Easement and Covenant Agreement dated September 23, 1986, recorded in Book 5323, Page 0325.

TOGETHER WITH a non-exclusive perpetual easement for access, ingress, regress and egress, as set forth in General Warranty Deed recorded in Deed Book 5321, Page 0452 for all forms of pedestrian and vehicular traffic over, across and through the following described real property located in Mecklenburg County, North Carolina:
BEGINNING at a point on the southerly right-of-way line of Tyvola Road, said point being located in a westerly direction from the southwest intersection of the Southern Railway Company property on Tyvola Road with the arc of a circular curve having a radius of 1859.86 feet, a distance of 334.34 feet; thence with the southerly right-of-way line of Tyvola Road with a variable curve to the left having a chord bearing South 66 degrees 32 minutes 09 seconds West 6.53 feet to the POINT AND PLACE OF BEGINNING; running thence with the center line of a drive as follows: (1) South 31 degrees 50 minutes East 43.37 feet to a point; (2) South 55 degrees 40 minutes East 122 feet to a point; and (3) South 32 degrees 31 minutes 23 seconds East 66.77 feet to a nail; thence the following courses and distances: South 77 degrees 13 minutes 04 seconds West 20.00 feet to a point; thence with the arc of a circular curve to the left having a radius of
242.35 feet, a distance of 112.10 feet to a point; thence North 58 degrees 50 minutes West 31.93 feet to a point; thence with the are of a circular curve to the right having a radius of 183.27 feet, a distance of 86.37 feet to a point on the southerly right-of-way line of Tyvola Road; thence with said southerly right-of-way line of Tyvola Road with a variable curve to the right having a chord bearing of North 66 degrees 32 minutes 09 seconds East 30.00 feet to the POINT AND PLACE OF BEGINNING, as shown on plat of Survey for Century Properties Fund XX prepared by R. B. Pharr, North Carolina Registered Land Surveyor No. 1749, R. B. Pharr & Associates, P.A., Surveying & Mapping, dated February 5, 1985, revised June 17, 1985 and updated October 25, 1985.

                                 EXHIBIT 7.2.1.1

                          FORM OF SPECIAL WARRANTY DEED


Drawn by and
Return after recording to:
                                    ------------------


================================================================================

                              SPECIAL WARRANTY DEED

      THIS   DEED   made   this   _____   day   of   _____________,   2001,   by
___________________________, having a principal address at Tower Two, 2000 South Colorado Boulevard, Suite 2-1000, Denver, Colorado 80222 ("GRANTOR") and _______________________________________ having an address of 1853 William Penn
Way, Lancaster, PA 17605-0008 ("GRANTEE") (the designation Grantor and Grantee as used herein shall include said parties, their heirs, successors and assigns, and shall include singular, plural, masculine, feminine or neuter as required by context);

                                   WITNESSETH:

      That Grantor, for a valuable consideration paid by the Grantee, the receipt of which is hereby acknowledged, has granted and sold and by these presents does grant, bargain, sell and convey unto the Grantee in fee simple those certain lots or parcels of land situated in Mecklenburg County, North Carolina, which are more particularly described as follows:

      See Exhibit "A" attached hereto and incorporated herein.

      TOGETHER with all and singular the hereditaments and appurtenances thereto belonging, or in anywise appertaining, and the reversion and reversions, remainder and remainders, rents, issues and profits thereof, and all the estate, right, title interest, claim and demand whatsoever of Grantor, either in law or equity, of, in and to the above bargained premises, with the hereditaments, easements, rights of way and appurtenances, and with all of Grantor's interest, if any, in and to any and all minerals, water, ditches, wells, reservoirs and drains, and all water, ditch, well, reservoir and drainage rights which are appurtenant to, located on, now or hereafter acquired under or above or used in connection with the property.

      The property hereinabove described was acquired by Grantor by instrument recorded on _________, in Book _____, Page _____, Mecklenburg County, North Carolina Public Registry (the "Registry").

      TO HAVE AND TO HOLD the aforesaid lots or parcels of land and all privileges and appurtenances thereto belonging to the Grantee in fee simple.

      And the Grantor covenants with the Grantee, that Grantor has done nothing to impair such title as Grantor received, and Grantor will warrant and defend the title against the claims of all persons claiming by, under or through Grantor, except for the exceptions hereinafter stated.

      Title to the property hereinabove described is subject to the following exceptions:

            All easements, rights of way, conditions and restrictions set forth on Exhibit "B" and valorem taxes for the year 2001.

      IN WITNESS WHEREOF, the Grantors' general partner has caused this instrument to be duly executed by its duly authorized officers and its seal to be hereunto affixed for and on behalf of and under seal of Grantor, the day and year first above written.

Grantor:                            [NAME OF GRANTOR]

[Corporate Seal]

ATTEST:

-----------------------------
_____________________ Secretary

                            Notarial Acknowledgement

                               [TO BE ATTACHED]

                                   EXHIBIT "A"

                                LEGAL DESCRIPTION

                               [TO BE ATTACHED]

                                   EXHIBIT "B"

                               EXCEPTIONS TO TITLE

                               [TO BE INSERTED]

                                 EXHIBIT 7.2.1.2

                              FORM OF BILL OF SALE

      This Bill of Sale ("Assignment") is executed by CENTURY PROPERTIES FUND XX, a California limited partnership ("Century XX"), and CENTURY PENSION INCOME FUND XXIII, a California limited partnership ("Century XXIII") (collectively, the "Seller") in favor of HIGH INVESTORS, LTD., a Pennsylvania corporation ("Purchaser").


      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of April ____, 2001 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibits A-1 and A-2 attached thereto and the improvements located thereon (collectively, the "Project").


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

3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property from and after the date hereof. Seller agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which arose prior to the date hereof in connection with the Property; provided, however, Seller's indemnity shall only survive Closing for a period of one (1) year (the "Survival Period") and Seller shall have no further liability after the Survival Period with respect to any indemnification contained herein.

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

6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of North Carolina.

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

WITNESS the signatures and seals of the undersigned.

Dated:                  , 2001
      ------------------


                                     Seller:

                                    CENTURY PROPERTIES FUND XX, a California limited partnership

[Corporate Seal]                    By:   Fox Partners III, a California
                                          general partnership, Its General
                                          Partner

                                          By:   Fox Capital Management
                                                Corporation, Its General
                                                Partner


                                                By:                    [SEAL]
                                                      -----------------

                                                Its:
                                                      -----------------------


                                    CENTURY PENSION INCOME FUND XXIII, a
                                    California limited partnership

[Corporate Seal]                    By:   Fox Partners V, a California
                                          general partnership, Its General
                                          Partner

                                          By:   Fox Capital Management
                                                Corporation, a California
                                                corporation, Its General
                                                Partner



                                                By:                    [SEAL]
                                                      -----------------

                                                Its:
                                                      -----------------------


                       [Signatures Continued on Next Page]

                                   Purchaser:

                                    HIGH INVESTORS, LTD., a Pennsylvania
                                   corporation


[Corporate Seal]                    By:
                                                ------------------------------
                                                ,[SEAL]
                                       Name:                                ,
                                             -------------------------------
                                       Title:
                                             --------------------------------

                                 Exhibit 7.2.1.3

                               GENERAL ASSIGNMENT

      This General Assignment ("Assignment") is executed by CENTURY PROPERTIES FUND XX, a California limited partnership ("Century XX"), and CENTURY PENSION INCOME FUND XXIII, a California limited partnership ("Century XXIII") (collectively, the "Seller") in favor of HIGH INVESTORS, LTD., a Pennsylvania corporation ("Purchaser").


      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of April ____, 2001 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibits A-1 and A-2 attached thereto and the improvements located thereon collectively, the "Project").


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

16.20.1 The term "Miscellaneous Property Assets" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and
(ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller. The term "Miscellaneous Property Assets" shall also include Seller's rights, if any, in and to the name "HIGHLAND PARK COMMERCE CENTER."

      2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of consent as provided therein.

      3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof. Seller agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on or before the date hereof; provided, however, Seller's indemnity shall only survive Closing for a period of one (1) year (the "Survival Period") and Seller shall have no further liability after the Survival Period with respect to any indemnification contained herein.

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

      6.    Applicable  Law.  This   Assignment   shall  be  governed  by  and
interpreted in accordance with the laws of the State of North Carolina.

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


                                     Seller:

                                    CENTURY PROPERTIES FUND XX, a California limited partnership

[Corporate Seal]                    By:   Fox Partners III, a California
                                          general partnership, Its General
                                          Partner

                                          By:   Fox Capital Management
                                                Corporation, Its General
                                                Partner


                                                By:                    [SEAL]
                                                      -----------------

                                                Its:
                                                      -----------------------


                                    CENTURY PENSION INCOME FUND XXIII, a
                                    California limited partnership

[Corporate Seal]                    By:   Fox Partners V, a California
                                          general partnership, Its General
                                          Partner

                                          By:   Fox Capital Management
                                                Corporation, a California
                                                corporation, Its General
                                                Partner



                                                By:                    [SEAL]
                                                      -----------------

                                                Its:
                                                      -----------------------


                                   Purchaser:

                                    HIGH INVESTORS, LTD., a Pennsylvania
                                    corporation


[Corporate Seal]                    By:
                                       ---------------------------------------
                                     [SEAL]
                                       Name:                                ,
                                             -------------------------------
                                       Title:
                                             --------------------------------


                                    Exhibit B

                                ESCROW AGREEMENT

      THIS ESCROW AGREEMENT ("Escrow Agreement") made this _____ day of April, 2001 by and among CENTURY PROPERTIES FUND XX, a California limited partnership ("Century XX"), and CENTURY PENSION INCOME FUND XXIII, a California limited partnership ("Century XXIII") (collectively, the "Seller") and HIGH INVESTORS, LTD., a Pennsylvania corporation ("Purchaser") and FIRST AMERICAN TITLE INSURANCE COMPANY ("Escrow Agent");

                                   WITNESSETH:

      Whereas Purchaser and Seller are parties to a certain Purchase and Sale Contract (the "Purchase Contract") made and dated as of the ________ day of April, 2001; and
      Whereas, the Purchase Contract requires that Purchaser provide a deposit in the amount of One Hundred Fifty Thousand and No/100 Dollars ($150,000.00) in cash (the "Deposit"), to be held pursuant to an escrow agreement approved by Purchaser and Seller; and

      Whereas, the Purchase Contract provides that Purchaser may extend the scheduled Closing Date for an additional thirty (30) days upon certain conditions including payment of an additional deposit in the sum of One Hundred Fifty Thousand and No/100 Dollars ($150,000.00) in cash (the "Closing Extension Option Deposit").

      Now, therefore, the parties agree to the following:


1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of One Hundred Fifty Thousand and No/100 dollars ($150,000.00) in cash (constituting the Deposit), to be deposited, held, invested, and disbursed for the benefit of Seller and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract. Escrow Agent also hereby acknowledges receipt of quitclaim deeds executed by Purchaser copies of which are attached (collectively, the "Quitclaim Deed") and agrees to hold and release the Quitclaim Deed in accordance with the terms of this Escrow Agreement.


2. Investment of Escrow Fund. All funds received by Escrow Agent, including the Deposit and the Closing Extension Option Deposit (collectively, the "Escrow Fund"), shall be held in FDIC-insured accounts and invested in such short-term, interest-bearing bank accounts, or bank certificates of deposit as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Escrow Fund as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.

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

8. Notices. Any required or permitted Notice or other communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by federal express or other recognized national overnight courier service maintaining records of delivery, or sent by registered or certified mail, postage pre-paid, , or sent by facsimile transmission (with a copy of the facsimile confirmation and the facsimile transmission also sent by U.S. Mail) and addressed as set forth below:

            If to Seller:                     If to Purchaser:


            CENTURY PROPERTIES FUND XX        HIGH INVESTORS, LTD.
            Tower Two, 2000 South Colorado    1853 William Penn Way
            Boulevard, Suite 2-1000           Lancaster, Pennsylvania
            Denver, Colorado  80222           17605-0008
            Attn:  Mr. Harry Alcock           Attn:  Mr. Bruce Tahsler,
            Facsimile No. (303) 692-0786      Senior Vice President
                                              Facsimile No. (717) 293-4555
                  And

            CENTURY PENSION INCOME FUND XXIII
            Tower Two, 2000 South Colorado
            Boulevard, Suite 2-1000
            Denver, Colorado  80222
            Attn:  Mr. Harry Alcock
            Facsimile No. (303) 692-0786



                  And                               With a copy to

            ARGENT REAL ESTATE                STEVENS & LEE
            1401 Brickell Avenue, Suite 520   One Penn Square
            Miami, Florida  33131             Lancaster, Pennsylvania 17602
            Attn:  Mr. David Marquette        Attn: Scott H. Spencer, Esq.
            Facsimile No. (305) 371-6898      Facsimile No. (717) 394-7726

                  With a copy to              If to Escrow Agent:

            LOEB & LOEB, LLP                  FIRST AMERICAN TITLE INSURANCE
            1000 Wilshire Boulevard, Suite    COMPANY
            1800                              801 East Morehead Street, Suite
            Los Angeles, California  90017    301
            Attn: Andrew S. Clare, Esq.       Charlotte, North Carolina  28202
                  Karen N. Higgins, Esq.      Attn: Mr. Will Webb
            Facsimile No. (213) 688-3460      Facsimile No. (704) 334-0768

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

15.   Governing  Law.  This  Escrow   Agreement   shall  be  governed  by  and
construed in accordance with the laws of the State of North Carolina.

16.   Time of Essence.  Time is of the essence of this Escrow Agreement.

17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.


                    [Remainder of Page Intentionally Left Blank]

      In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed under seal on its behalf by duly authorized persons, all as of the day and year first above written.


                                     Seller:

                                    CENTURY PROPERTIES FUND XX, a California limited partnership

[Corporate Seal]                    By:   Fox Partners III, a California
                                          general partnership, Its General
                                          Partner

                                          By:   Fox Capital Management
                                                Corporation, Its General
                                                Partner


                                                By:                    [SEAL]
                                                      -----------------

                                                Its:
                                                      -----------------------


                                    CENTURY PENSION INCOME FUND XXIII, a
                                    California limited partnership

[Corporate Seal]                    By:   Fox Partners V, a California
                                          general partnership, Its General
                                          Partner

                                          By:   Fox Capital Management
                                                Corporation, a California
                                                corporation, Its General
                                                Partner



                                                By:                    [SEAL]
                                                      -----------------

                                                Its:
                                                      -----------------------


                       [Signatures Continued on Next Page]

                                   Purchaser:

                                    HIGH INVESTORS, LTD., a Pennsylvania
                                    corporation


[Corporate Seal]                    By:
                                       ---------------------------------------
                                     [SEAL]
                                       Name:                                ,
                                             -------------------------------
                                       Title:
                                             --------------------------------




                                    Escrow Agent:



                                    FIRST AMERICAN TITLE INSURANCE COMPANY



                                     By:                              ,[SEAL]
                                         -----------------------------

[Corporate Seal]                    Title:
                                          -----------------------------------

                                 EXHIBIT 8.1.1.9

                                    RENT ROLL

                               [TO BE ATTACHED]

                                  EXHIBIT 9.1.4

                             FORM OF TENANT ESTOPPEL

TENANT ESTOPPEL CERTIFICATE

To:   HIGH INVESTORS, LTD., its successors, assigns and lender
      Attention:
                --------------


RE:   Lease dated ____________, ____, between                              ,
                                              -----------------------------
      a                      , as "Landlord", and
        ---------------------
      ____________________________________, as "Tenant" (which together with any modifications in Paragraph 5 are collectively referred to as the "Lease"), demising premises located and addressed as:
      ____________________________________ (the "Leased Premises") being part of the Highland Park Commerce Center, Mecklenburg County, North Carolina (the "Property")

Gentlemen:

      The undersigned Tenant, having the power and authority to do so, hereby states, certifies and affirms to all to whom this Certificate may be presented as follows:

      1. Landlord has fully performed all obligations relating to construction of the Leased Premises and leasehold improvements as described in the Lease, and Tenant has unconditionally accepted the Leased Premises. No monies, including, but not limited to any tenant allowances, are owed by Landlord to Tenant except the following: __________________________________
for
    --------------------------------------
                                                                        .
[insert "None" if none]


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

      5. The Lease has not been modified, altered or amended except as follows:

------------------------------------------------------------------------
                                                            [list all
------------------------------------------------------------
amendments
and modifications or write "None" if none].

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

Name:_____________________________

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

ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING................................18

ARTICLE 10  BROKERAGE......................................................19

ARTICLE 11  POSSESSION.....................................................20

ARTICLE 12  DEFAULTS AND REMEDIES..........................................20

ARTICLE 13  RISK OF LOSS OR CASUALTY.......................................21

ARTICLE 14  RATIFICATION...................................................22

ARTICLE 15  EMINENT DOMAIN.................................................22

ARTICLE 16  MISCELLANEOUS..................................................22

                        FIRST AMENDMENT AND REINSTATMENT
                         TO PURCHASE AND SALE AGREEMENT

                           (Highland Park I, II & III)

      This Reinstatement and First Amendment To Purchase and Sale Agreement and Joint Escrow Instructions (this "Agreement") is entered into as of the twenty-fourth day of September, 2001, by and among HIGH INVESTORS, LTD., a Pennsylvania corporation ("Buyer"), and CENTURY PROPERTIES FUND XX, a California limited partnership ("Century XX") and CENTURY PENSION INCOME FUND XXIII, a California limited partnership ("Century XXIII")(collectively, the "Seller"), with respect to an escrow established with First American Title Insurance Company ("Escrow Agent").

                                    RECITALS
A. Buyer and Seller executed that certain Purchase and Sale Agreement and Joint Escrow Instructions dated as of April 26, 2001 (the "Contract", pursuant to which Seller agreed to sell and Buyer agreed to purchase, certain real property located in the County of Mecklenburg, state of North Carolina and commonly known as "Highland Park Commerce Center" (the "Property").

B. Pursuant to the Contract, Buyer placed an earnest money deposit of $150,000.00 (the "Deposit"), which Deposit has properly been returned to Buyer.

C. Pursuant to a letter dated as of May 31, 2001 from Bruce D. Tahsler, Senior Vice President, High Investors, Ltd., to Seller, Buyer terminated the Contract. Seller and Buyer desire to reinstate and modify the Contract pursuant to the terms set forth below.

D. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

            NOW,  THEREFORE,   for  valuable  consideration,   the  receipt  and
      sufficiency of which are hereby acknowledged, Seller and Buyer agree as follows:

1. Reinstatement. The Contract is hereby reinstated as if such Contract had never been terminated and shall remain in full force and effect and binding on the parties hereto, subject to the terms and conditions thereof and hereof.

2. Purchase Price. For valuable consideration the receipt and sufficiency of which is hereby acknowledged, the Purchase Price is hereby reduced by the sum of $450,000.00 from $9,450,000.00 to $9,000,000.00 (which consists of $5,553,000.00 for the portion of the Property known as Highland I and II and $3,447,000.00 for the portion of the Property known as Highland III).

3. Extension of Feasibility Period. The Feasibility Period is hereby extended only for Buyer's Phase II Assessment Work (as hereinafter defined) from May 31, 2001 to the date which is thirty (30) days after the date of this Reinstatement (the "Extended Feasibility Date").

4. Waiver of Feasibility Period Contingencies. Notwithstanding that Seller has agreed to extend the expiration of the Feasibility Period to August 10, 2001, Buyer hereby agrees and acknowledges that except for Buyer's Phase II site assessment and soil testing and other work described in Paragraph 16 (the "Phase II Assessment Work") to be performed by LawGibb Group, ("LawGibb"), and other contractors, all other contingencies in connection with Buyer's due diligence during the Feasibility Period have been satisfied or waived by Purchaser as of the date hereof.

5. Completion & Payment of Phase II Site Assessment Work. Buyer hereby agrees to use diligent efforts to cause the Phase II Assessment Work to be completed by the Extended Feasibility Date, and Buyer shall furnish to Seller evidence that LawGibb has performed the Phase II Assessment Work. Additionally, Buyer shall provide Seller with copies of the report issued by LawGibb in connection with its Phase II Assessment Work within three (3) days after its completion thereof. Buyer, at its sole cost and expense, shall be responsible for payment of any studies and tests made in connection with LawGibb's Phase II Assessment Work, which payment shall be made to LawGibb prior to Closing. Buyer shall cause the contractor performing the Phase II Assessment Work on behalf of LawGibb to execute and file a mechanics lien waiver prior to the commencement of any such work in accordance with the provisions of Section 5.4 of the Contract. In any event, the indemnification provisions of Section 5.3 of the Contract shall remain in full force and effect in connection with all of Buyer's Feasibility Period inspections, including the Phase II Assessment Work.

6. Extension of Closing Date. The Closing Date is hereby extended from July 2, 2001 to the date which is ten (10) days after the Extended Feasibility Date. Buyer hereby agrees and acknowledges that it has waived its extension right as set forth in Section 7.1.2 of the Contract.

7. Satisfaction of Delivery of Minimum Tenant Estoppels Required. Buyer hereby agrees and acknowledges that with regard to the delivery of tenant estoppel certificates pursuant to the terms of Section 9.1.4 of the Contract, Seller has delivered and satisfied the Minimum Tenant Estoppels Required.

8. Leasing. Buyer hereby agrees and acknowledges that it has approved the lease renewal for Charlotte Data Entry, Inc., located at 810 Tyvola Road, Suite 100, being a part of the Property also known as Highland Park III, and agrees that it shall be liable for the payment of all tenant improvements and leasing commissions in connection with this lease renewal.

9. Right of First Refusal. Buyer hereby agrees and acknowledges that its purchase of the Property is subject to any interest The United Methodist Publishing House, successor-in-interest to United Methodist Church, an Illinois corporation, d/b/a Cokesbury Books, may have with respect to any future offer Buyer receives that involves only the purchase of a portion of the Property located at 726 Tyvola Road, Charlotte, North Carolina, totaling approximately 7,000 square feet, located in a portion of the Property commonly known as Highland Park Commerce Center, Phase III.

10. Deliveries to Seller. In the event the Contract is terminated by Buyer prior to Closing in accordance with the terms of the Contract, Buyer shall provide Seller with copies of any reports prepared and compiled by Buyer's Consultants, in accordance with Section 12.2 of the Contract.

11. Effectiveness of Contract. Except as modified by this Agreement, all the terms of the Contract shall remain unchanged and in full force and effect.

12. Counterparts. This Agreement may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

13. Telecopied Signatures. A counterpart of this Agreement signed by one party to this Agreement and telecopied to the other party to this Agreement or its counsel (i) shall have the same effect as an original signed counterpart of this Agreement, and (ii) shall be conclusive proof, admissible in judicial proceedings, of such party's execution of this Agreement.

14. No Further Modifications. All other terms and conditions of the Contract remain in full force and effect.

15. Deposit. On the date of this Reinstatement, Buyer shall again deliver the $150,000 Deposit to the Escrow Agent.

16. Nature of Work. It is understood and agreed that Buyer, at Buyer's expense will conduct the Phase II Assessment Work in the space formerly occupied by Goodyear in the building at 806 Tyvola Road, and that this work will involve the removal of 4 single post and 4 double post rotary underground lifts and associated equipment and underground lines, pumping out all oil, sawing the concrete and paving back, removing all contaminated soil, and properly disposing all contaminated soil, and additional soil testing.

            IN WITNESS WHEREOF, Seller and Buyer have entered into this First Amendment and Reinstatement to Purchase and Sale Agreement as of the date written above.


                                     Seller:

                                    CENTURY PROPERTIES FUND XX,
                                    a California limited partnership

[Corporate Seal]                    By:   Fox Partners III,
                                          a California general partnership,
                                          Its General Partner

                                       By:   Fox Capital Management Corporation,
                                             a California corporation,
                                             Its General Partner


                                                By:                    [SEAL]

                                                Its:


                                    CENTURY PENSION INCOME FUND XXIII,
                                    a California limited partnership

[Corporate Seal]                    By:   Fox Partners V,
                                          a California general partnership,
                                          Its General Partner

                                          By:   Fox Capital Management
                                                Corporation,
                                                a California corporation,
                                                Its General Partner



                                                By:                    [SEAL]

                                                Its:




                       [Signatures Continued on Next Page]

                                     Buyer:

                                    HIGH INVESTORS, LTD., a Pennsylvania
                                    corporation


[Corporate Seal]                    By:
                                                ,[SEAL]
                                       Name:                                ,
                                       Title: