Form 10KSB
period 2001-12-31
CENTURY PROPERTIES FUND XX
filed 2002-03-29
CIK 736909

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

General

Century Properties Fund XX (the "Partnership" or "Registrant") was organized as a limited partnership under the Uniform Limited Partnership laws of California as of December 1983. The Partnership's general partner is Fox Partners III, a California general partnership. The general partners of Fox Partners III are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner and NPI Equity Investments II Inc., the managing general partner of FRI, are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Beginning in February 1984 through April 1985, the Partnership offered $35,000,000 in Individual Investor Units and $65,000,000 in Pension Investors Notes ("Nonrecourse Promissory Notes" or "Notes"), and sold $30,907,000 and $49,348,500, respectively. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, additional capital contributions. The net proceeds of this offering were used to purchase four income-producing real estate properties including one property which was acquired in two phases, and to fund seven mortgage loans totaling $31,568,000. The Partnership's original property portfolio was geographically diversified with properties acquired and properties on which mortgage loans were funded in seven states. The Partnership's acquisition and mortgage loan funding activities were completed in February 1986 and since then the principal activity of the Partnership has been managing its portfolio. Two mortgage loans were repaid in 1989, one was repaid in 1991, and another was satisfied in 1994. In April 1991, the Partnership finalized foreclosure proceedings on Metcalf 103 Office Park which secured a mortgage loan and during 1992 finalized foreclosure proceedings against the borrowers on two additional mortgage loans (Harbor Club Downs and The Corners Apartments). The remaining mortgage loan was repaid in 1992. Two of the commercial properties and two residential properties were sold in 1999, two commercial properties and two residential properties were sold in 2000 and the last remaining commercial property was sold in 2001. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for a description of the sale of Highland Park Commerce Center.

At December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Nonrecourse Promissory Notes were in default due to nonpayment upon maturity on November 30, 1998. The Managing General Partner contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999, the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. Highland Park Commerce Center sold on October 23, 2001 and the net sales proceeds were paid to the indenture trustee to be applied to the amounts due the noteholders. The sale of the Partnership's remaining asset did not generate sufficient proceeds to pay off the Notes in full. Upon the last payment on the Notes of the remaining cash on hand and in the debt trustee escrow, the Partnership is expected to terminate.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner. With respect to the Partnership's commercial property, which was sold in October 2001, management was performed by an unaffiliated third party management company.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Properties

At December 31, 2001, the Partnership had no investment properties.

Schedule of Partnership Indebtedness

As of December 31, 1999, the Partnership adopted the liquidations basis of accounting. The Partnership has Nonrecourse Promissory Notes. The Promissory
Notes bear interest at eight percent per annum. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. Highland Park Commerce Center sold on October 23, 2001 and the net sales proceeds were paid to the indenture trustee to be applied to the amounts due the noteholders. The sale of the Partnership's remaining asset did not generate sufficient proceeds to pay off the Notes in full. Upon the last payment on the Notes of the remaining cash on hand and in the debt trustee escrow, the Partnership is expected to terminate.

Capital Improvements

Highland Park Commerce Center

The Partnership completed approximately $41,000 in capital expenditures at Highland Park Commerce Center, consisting primarily of tenant improvements. These improvements were funded from operating cash flow. This property was sold on October 23, 2001.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 61,814 Individual Investor Units during its offering period through April 1985. The Partnership has 1,764 holders of record owning an aggregate of 61,814 Units as of December 31, 2001. An affiliate of the Managing General Partner owns 3,950 Units or 6.39% as of December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 2001 or 2000.

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

At December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Nonrecourse Promissory Notes were in default due to nonpayment upon maturity on November 30, 1998. The Managing General Partner contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999, the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. Highland Park Commerce Center sold on October 23, 2001 and the net sales proceeds were paid to the indenture trustee to be applied to the amounts due the noteholders. The sale of the Partnership's remaining asset did not generate sufficient proceeds to pay off the Notes in full. Upon the last payment on the Notes of the remaining cash on hand and in the debt trustee escrow, the Partnership is expected to terminate. The Managing General Partner expects to liquidate the Partnership by June 30, 2002.

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

During the year ended December 31, 2001, net liabilities in liquidation decreased by approximately $379,000. This decrease is primarily due to the decrease in the Notes, as a result of a payment to the note holders in December 2001, partially offset by decreases in investment properties, debt trustee escrow and cash and cash equivalents. The decrease in investment properties is due to the sale of the last property in October 2001. The decrease in the debt trustee escrow and cash and cash equivalents is primarily due to expenses during the period as well as the payment to the noteholders discussed above.

During the year ended December 31, 2000, net liabilities in liquidation increased by approximately $781,000. This increase was primarily due to decreases in investment properties, debt trustee escrow and cash and cash equivalents partially offset by a decrease in the Notes, as a result of payments to the noteholder during the year. The decrease in investment properties was primarily due to the sales of four properties. The decrease in the debt trustee escrow and cash and cash equivalents is primarily due to the payments to the noteholder, discussed above, of the sale proceeds.

Included in liabilities on the statement of net liabilities in liquidation as of December 31, 2001 is approximately $126,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by June 30, 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

On October 23, 2001, the Partnership sold Highland Park Commerce Center to an unaffiliated third party for $5,553,000. The net sales proceeds of approximately $5,339,000 were wired directly to the indenture trustee, as required by the forbearance agreement.

On March 27, 2000, the Partnership sold Linpro Park I to an unaffiliated party for $9,500,000. The net sales proceeds of approximately $9,002,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

On April 7, 2000, the Partnership sold The Corners Apartments to an unaffiliated third party for $4,000,000. The net sales proceeds of approximately $3,712,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

On May 8, 2000, the Partnership sold Metcalf 103 Office Park to an unaffiliated third party for $3,120,000. The net sales proceeds of approximately $2,878,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

On June 20, 2000 the Partnership sold Harbor Club Downs for $11,000,000. The net sales proceeds of approximately $10,200,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 2001 and 2000.

The following is a general description of the tax consequences that may result to a limited partner as a result of the sale of the Partnership's remaining property. Each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. The taxable gain and income resulting from the sale of the Partnership's property will pass through to the limited partners, and will likely result in income tax liability to the limited partners without any distribution of cash from the Partnership.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XX

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Statement of Net Liabilities in Liquidation - December 31, 2001

      Statements of Changes in Net Liabilities in Liquidation for the years ended December 31, 2001 and 2000

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XX


We have audited the accompanying statement of net liabilities in liquidation of Century Properties Fund XX as of December 31, 2001 and the related statements of changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Century Properties Fund XX at December 31, 2001 and the changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States applied on the basis of accounting described in Note A to the financial statements.


                                                          /s/Ernst & Young LLP


Greenville, South Carolina
February 15, 2002

                           CENTURY PROPERTIES FUND XX

                 STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                (in thousands)

                                December 31, 2001



Assets
   Cash and cash equivalents                                             $  680
   Receivables and deposits                                                  13
   Debt trustee escrow                                                      330

                                                                          1,023
Liabilities
   Other liabilities                                                         91
   Nonrecourse promissory notes (Note A)                                  1,581
   Estimated costs during the period of liquidation                         126

                                                                          1,798

Net liabilities in liquidation                                           $ (775)

              See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

           STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION

                                (in thousands)

                                                                For the Years Ended
                                                                    December 31,
                                                                 2001          2000

Net liabilities in liquidation at beginning of period          $ (1,154)      $ (373)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                           (556)         (482)
   Decrease in receivables and deposits                             (68)         (597)
   Decrease in debt trustee escrow                                 (797)       (1,143)
   Decrease in investment properties                             (4,810)      (27,331)
   Decrease in accounts payable                                      50            32
   Decrease in tenant security deposit payable                       31            94
   Decrease in accrued property taxes                                89           153
   Decrease in other liabilities                                     15            70
   Decrease in Nonrecourse Promissory Notes and interest          6,551        28,423
   Increase in estimated costs during the period of
     liquidation                                                   (126)           --

Net liabilities in liquidation at end of period                 $ (775)      $ (1,154)


              See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Basis of Presentation

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment properties.

The Partnership's Nonrecourse Promissory Notes (the "Notes") of approximately $49,323,000 in principal and accrued interest were in default due to nonpayment upon maturity on November 30, 1998. The Notes are secured by a deed of trust on all properties owned by the Partnership. The Promissory Notes bear interest at eight percent per annum. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. Highland Park Commerce Center sold on October 23, 2001 and the net sales proceeds were paid to the indenture trustee to be applied to the amounts due the noteholders. The sale of the Partnership's remaining asset did not generate sufficient proceeds to pay off the Notes in full. Upon the last payment on the Notes of the remaining cash on hand and in the debt trustee escrow, the Partnership is expected to terminate.

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

Included in liabilities on the statement of net liabilities in liquidation as of December 31, 2001 is approximately $126,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by June 30, 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Significant Accounting Policies

Organization:   The   Partnership   was  organized  under  the  Uniform  Limited
Partnership Laws of California as of December 1983. The general partner responsible for management of the Partnership's business is Fox Partner III (the "General Partner"). The general partners of Fox Partners III are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 84, a California general partnership. The Managing General Partner and NPI Equity Investments II, Inc., the managing general partner of FRI, are subsidiaries of Apartment Investment And Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

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

Depreciation: For Federal income tax purposes, the accelerated cost recovery method was used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method was used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and was not depreciated any further.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $21,000 for the year ended December 31, 2000. No such costs were incurred in 2001.

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The taxable income of the Partnership is approximately $1,262,000 ($20.42 per limited partnership unit) and approximately $8,638,000 ($115.79 per limited partnership unit) for the years ended December 31, 2001 and 2000, respectively.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                    2001
Net liabilities in liquidation                     $ (775)
   Syndication costs                                 4,551
   Other                                               261
Net assets - Federal tax basis                     $ 4,037

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expense incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                     2001       2000
                                                      (in thousands)

Property management fees                             $ --       $ 74
Reimbursement for services of affiliates              106         71

During the year ended December 31, 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties as compensation for providing property management services. These services were performed by affiliates of the Managing General Partner. The Registrant paid to such affiliates approximately $74,000 for the year ended December 31, 2000. No such fees were earned in 2001 since the Partnership had no residential properties in 2001. For the Registrant's commercial properties, these services were provided by an unrelated party for the years ended December 31, 2001 and 2000.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $106,000 and $71,000 for the years ended December 31, 2001 and 2000, respectively.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2001 or 2000.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $6,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 3,950 limited partnership units in the Partnership representing 6.39% of the outstanding units at December 31, 2001. AIMCO and its affiliates also owned 8,969 Notes representing 9.09% of the outstanding Notes at December 31, 2001.

Note E - Sales of Investment Properties

On October 23, 2001, the Partnership sold Highland Park Commerce Center to an unaffiliated third party for $5,553,000. The net sales proceeds of approximately $5,339,000 were wired directly to the indenture trustee as required by the forbearance agreement.

On June 20, 2000 the Partnership sold Harbor Club Downs for $11,000,000. The net sales proceeds of approximately $10,200,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

On May 8, 2000, the Partnership sold Metcalf 103 Office Park to an unaffiliated third party for $3,120,000. The net sales proceeds of approximately $2,878,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

On April 7, 2000, the Partnership sold The Corners Apartments to an unaffiliated third party for $4,000,000. The net sales proceeds of approximately $3,712,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

On March 27, 2000, the Partnership sold Linpro Park to an unaffiliated party for $9,500,000. The net sales proceeds of approximately $9,002,000 were wired directly to the Indenture Trustee as required by the forbearance agreement.

Note F - Real Estate and Accumulated Depreciation

At December 31, 2001, the Partnership had no investment properties.

Reconciliation of Real Estate and Accumulated Depreciation:

                                              Years Ended December 31,
                                                 2001          2000
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $ 4,810      $ 32,141
  Property improvements                              41           125
  Sale of investment properties                  (5,416)      (26,586)
  Change in estimated net realizable
    value                                           565          (870)
Balance at end of year                           $   --       $ 4,810

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000, was approximately $10,985,000. The accumulated depreciation for Federal income tax purposes at December 31, 2000 was approximately $6,717,000.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

            None.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $26,000 and non-audit services (principally tax-related) of approximately $12,000.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                               Number of Units         Percentage

Insignia Properties, LP                      10                0.016%
  (an affiliate of AIMCO)
AIMCO Properties, LP                      3,940                6.374%
  (an affiliate of AIMCO)
Independent Life & Accident               3,180                5.145%
  (unrelated party)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado, 80222.

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

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees                           $ --        $ 74
Reimbursement for services of affiliates            106          71

During the year ended December 31, 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties as compensation for providing property management services. These services were performed by affiliates of the Managing General Partner. The Registrant paid to such affiliates approximately $74,000 for the year ended December 31, 2000. No such fees were earned in 2001 since the Partnership had no residential properties in 2001. For the Registrant's commercial properties, these services were provided by an unrelated party for the years ended December 31, 2001 and 2000.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $106,000 and $71,000 for the years ended December 31, 2001 and 2000, respectively.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. The general partner received two percent of total distributions including cash paid to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2001 or 2000.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $6,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 3,950 limited partnership units in the Partnership representing 6.39% of the outstanding units at December 31, 2001. AIMCO and its affiliates also owned 8,969 Notes representing 9.09% of the outstanding Notes at December 31, 2001.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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

10.10 Third Amendment to Purchase and Sale Contract between Registrant and Pennsylvania Realty Group, Inc., an unrelated Pennsylvania Corporation, effective April 7, 2000, regarding the sale of The Corners Apartments.

10.11 Purchase and Sale Contract between Registrant and Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

10.12 Amendment to Purchase and Sale Contract between Registrant and Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

10.13 Second Amendment to Purchase and Sale Contract between Registrant and Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

10.14 Third Amendment to Purchase and Sale Contract between Registrant and Chambers & Associates Commercial Real Estate Services, L.L.C., an unrelated Kansas limited liability company, effective May 8, 2000, regarding the sale of Metcalf Office Park.

10.15 Agreement of Purchase Agreement and Assumption between Chambers & Associates Commercial Real Estate Services, L.L.C., and Metcalf Associates-2000, L.L.C., dated April 7, 2000, regarding the sale of Metcalf Office Park.

10.16 Purchase and Sale Contract between Registrant and Housing Systems, Inc., an unrelated Georgia Corporation, effective June 20, 2000, regarding the sale of Harbor Club Downs.

10.17 Amendment to Purchase and Sale Contract between Registrant and Housing Systems, Inc., an unrelated Georgia Corporation, effective June 20, 2000, regarding the sale of Harbor Club Downs.

10.18             Purchase  and Sale  Contract  dated April 26, 2001  between,
                  Century Properties Fund XX, a California limited partnership and Century Pension Income Fund XXIII, a
                  California limited partnership, as sellers, and High Investors, Ltd., as purchaser, regarding the sale of Highland Park.

10.19 Amendment to Purchase and Sale Contract dated September 24, 2001 between, Century Properties Fund XX, a California limited partnership and Century Pension Income Fund XXIII, a California limited partnership, as sellers, and High Investors, Ltd., as purchaser, regarding the sale of Highland Park.