Form 10KSB
period 2003-12-31
CENTURY PROPERTIES FUND XX
filed 2004-04-14
CIK 736909

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


                For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Notes, which had a balance of principal and accrued interest of approximately $1,730,000 at December 31, 2003, matured on November 30, 1998. The Notes bear interest at eight percent per annum. The
Partnership was in default due to non-payment upon maturity. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. The sale of the Partnership's remaining asset in October 2001 did not generate sufficient proceeds to pay off the Notes in full. The Managing General Partner is working with the debt trustee regarding a final payment to the noteholders. Once this payment is made, the Partnership is expected to terminate.

The Partnership has no employees. Administrative services are provided by the Managing General Partner.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Properties

At December 31, 2003, the Partnership had no investment properties.

Schedule of Partnership Indebtedness

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Notes, which had a balance of principal and accrued interest of approximately $1,730,000 at December 31, 2003, matured on November 30, 1998. The Notes bear interest at eight percent per annum. The
Partnership was in default due to non-payment upon maturity. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. The sale of the Partnership's remaining asset in October 2001 did not generate sufficient proceeds to pay off the Notes in full. The Managing General Partner is working with the debt trustee regarding a final payment to the noteholders. Once this payment is made, the Partnership is expected to terminate.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 61,814 Individual Investor Units (the "Units") during its offering period through April 1985. The Partnership has 1,767 holders of record owning an aggregate of 61,814 Units as of December 31, 2003. An affiliate of the Managing General Partner owns 3,950 Units or 6.39% as of December 31, 2003. AIMCO and it affiliates also own 8,977 of the Notes representing 9.10% of the outstanding Notes at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 2003 or 2002.

Item 6.     Management's Discussion and Analysis or Plan of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Notes, which had a balance of principal and accrued interest of approximately $1,730,000 at December 31, 2003, matured on November 30, 1998. The Notes bear interest at eight percent per annum. The
Partnership was in default due to non-payment upon maturity. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. The sale of the Partnership's remaining asset in October 2001 did not generate sufficient proceeds to pay off the Notes in full. The Managing General Partner is working with the debt trustee regarding a final payment to the noteholders. Once this payment is made, the Partnership is expected to terminate.

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

During the year ended December 31, 2003, net liabilities in liquidation increased by approximately $77,000. This increase was primarily due to a decrease in cash and cash equivalents and an increase in the accrued interest payable on the Notes partially offset by an increase in the debt trustee escrow.

During the year ended December 31, 2002, net liabilities in liquidation increased by approximately $175,000. This increase was primarily due to a decrease in cash and cash equivalents and an increase in the accrued interest payable on the Notes partially offset by an increase in the debt trustee escrow and a decrease in the estimated costs during the period of liquidation.

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2003 is approximately $71,000 of costs that the Managing General Partner estimates will be incurred during the remaining period of liquidation based on the assumption that the liquidation process will be completed by June 30, 2004. Because the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 2003 and 2002.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates own 3,950 limited partnership units in the Partnership representing 6.39% of the outstanding units at December 31, 2003. AIMCO and its affiliates also own 8,977 of the Notes representing 9.10% of the outstanding Notes at December 31, 2003.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that its significant accounting policies have been discussed above.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XX

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Statement of Net Liabilities in Liquidation - December 31, 2003

      Statements of Changes in Net Liabilities in Liquidation for the years ended December 31, 2003 and 2002

      Notes to Financial Statements

             Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XX


We have audited the accompanying statement of net liabilities in liquidation of Century Properties Fund XX as of December 31, 2003 and the related statements of changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Century Properties Fund XX at December 31, 2003 and the changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States applied on the basis of accounting described in Note A to the financial statements.


                                                        /s/Ernst & Young LLP


Greenville, South Carolina
April 6, 2004

                           CENTURY PROPERTIES FUND XX

                STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                December 31, 2003



Assets
   Cash and cash equivalents                                              $   5
   Debt trustee escrow                                                      861

                                                                            866
Liabilities
   Other liabilities                                                         92
   Nonrecourse promissory notes (Note A)                                  1,730
   Estimated costs during the period of liquidation                          71

                                                                          1,893

Net liabilities in liquidation                                          $(1,027)

             See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

          STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION

                                 (in thousands)


                                                                For the Years Ended
                                                                    December 31,
                                                                 2003          2002

Net liabilities in liquidation at beginning of period           $ (950)       $ (775)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                            (41)        (634)
   Decrease in receivables                                          (13)          --
   Increase in debt trustee escrow                                   54          477
   Increase in accounts payable                                      (9)          --
   Decrease in other liabilities                                      1            7
   Increase in Nonrecourse Promissory Notes and interest            (73)         (76)
   Decrease in estimated costs during the period of
     liquidation                                                      4           51

Net liabilities in liquidation at end of period                 $(1,027)      $ (950)

             See Accompanying Notes to Financial Statements


                           CENTURY PROPERTIES FUND XX

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Basis of Presentation

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting.

The Partnership's Nonrecourse Promissory Notes (the "Notes"), which had a balance of principal and accrued interest of approximately $1,730,000 at December 31, 2003, matured on November 30, 1998. The Notes bear interest at eight percent per annum. The Partnership was in default due to non-payment upon maturity. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. The sale of the Partnership's remaining asset in October 2001 did not generate sufficient proceeds to pay off the Notes in full. The Managing General Partner is working with the debt trustee regarding a final payment to the noteholders. Once this payment is made, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2003 is approximately $71,000 of costs that the Managing General Partner estimates will be incurred during the remaining period of liquidation based on the assumption that the liquidation process will be completed by June 30, 2004. Because the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $5,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The taxable loss of the Partnership for the years ended December 31, 2003 and 2002 is approximately $3,903,000 and $66,000 ($63.16 and
$1.05 per limited partnership unit), respectively.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                    2003
Net liabilities in liquidation                     $(1,027)
  Cash                                                  (5)
  Debt trustee escrow                                 (861)
  Non-recourse promissory notes                      1,730
  Estimated costs in liquidation                        71
  Other                                                 92
Net assets - Federal tax basis                     $    --

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $19,000 for the year ended December 31, 2002. No reimbursements were paid in 2003.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2003 or 2002.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates own 3,950 limited partnership units in the Partnership representing 6.39% of the outstanding units at December 31, 2003. AIMCO and its affiliates also own 8,977 of the Notes representing 9.10% of the outstanding Notes at December 31, 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 8.     Changes in and  Disagreements  with  Accountants  and  Financial
            Disclosure

            None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.  Directors,  Officers,  Promoters and Control  Persons,  Compliance with
         Section 16(a) of the Exchange Act

Century Properties Fund XX (the "Partnership" or the "Registrant") has no directors or officers. The names and ages of, as well as the positions and offices held by, the present directors and officers of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") are set forth below. The Managing General Partner manages and controls substantially all of the partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

Entity                               Number of Units         Percentage

AIMCO IPLP, L.P.                             10                 0.02%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                    3,940                 6.37%
  (an affiliate of AIMCO)
Independent Life & Accident               3,180                 5.14%
  (unrelated party)

AIMCO  IPLP,  L.P.  (formerly  known  as  Insignia   Properties,   L.P.)  is
indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $19,000 for the year ended December 31, 2002. No reimbursements were paid in 2003.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2003 or 2002.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 3,950 limited partnership units in the Partnership representing 6.39% of the outstanding units at December 31, 2003. AIMCO and its affiliates also owned 8,977 of the Notes representing 9.10% of the outstanding Notes at December 31, 2003.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $28,000 and $22,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $3,000 and $7,000, respectively.

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


                                    CENTURY PROPERTIES FUND XX


                                    By:   FOX PARTNERS III,
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: April 14, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: April 14, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: April 14, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: April 14, 2004
Thomas M. Herzog              Chief Accounting Officer

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

31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  April 14, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  of Fox  Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  executive   officer  of  the
                                    Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  April 14, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior   Vice    President   and   Chief
                                    Accounting   Officer   of  Fox   Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XX (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  April 14, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  April 14, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.