Form 10KSB
period 2004-12-31
CENTURY PROPERTIES FUND XX
filed 2005-03-18
CIK 736909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Notes, which had a balance of principal and accrued interest of approximately $1,804,000 at December 31, 2004, matured on November 30, 1998. The Notes bear interest at eight percent per annum. The Partnership was in default due to non-payment upon maturity. The Managing General Partner previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. The sale of the Partnership's remaining asset in October 2001 did not generate sufficient proceeds to pay off the Notes in full. The Managing General Partner is working with the debt trustee regarding a final payment to the noteholders. Once this payment is made, the Partnership is expected to terminate.

The Partnership has no employees. Administrative services are provided by the Managing General Partner.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Properties

At December 31, 2004, the Partnership had no investment properties.

Schedule of Partnership Indebtedness

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Notes, which had a balance of principal and accrued interest of approximately $1,804,000 at December 31, 2004, matured on November 30, 1998. The Notes bear interest at eight percent per annum. The Partnership was in default due to non-payment upon maturity. The Managing General Partner previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. The sale of the Partnership's remaining asset in October 2001 did not generate sufficient proceeds to pay off the Notes in full. The Managing General Partner is working with the debt trustee regarding a final payment to the noteholders. Once this payment is made, the Partnership is expected to terminate.

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

On August 17, 2004, the Partnership was sued, along with the Managing General Partner, Fox Capital Management Corporation, and general partner, Fox Partners
III. The suit was brought in the Supreme Court of the State of New York, New York County by J.P. Morgan Trust Company, N.A., ("Trustee") formerly Chase Manhattan Bank & Trust Company, N.A., as Trustee under the Trust Indenture dated as of February 22, 1984. The Trustee alleges claims of breach of contract and unjust enrichment based on defendants' alleged breaches of their obligations under a Forbearance Agreement dated as of October 28, 1999. The Trustee seeks the payment of certain funds that it contends were improperly withheld or misappropriated under the Forbearance Agreement. In its breach of contract claim, the Trustee claims that it is entitled to $541,776 plus interest, which is comprised of management fees paid to Fox Partners III and outstanding reserves allegedly due to the Trustee. The Partnership will vigorously defend the litigation. The Partnership's management does not believe that the litigation will have a material adverse effect on the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 61,814 Individual Investor Units (the "Units") during its offering period through April 1985. The Partnership has 1,767 holders of record owning an aggregate of 61,774 Units as of December 31, 2004. An affiliate of the Managing General Partner owns 3,950 Units or 6.39% as of December 31, 2004. AIMCO and it affiliates also own 8,977 of the Notes representing 9.10% of the outstanding Notes at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In light of the maturity of the Notes, no distributions were made to the limited partners during the years ended December 31, 2004 or 2003.

Item 6.     Management's Discussion and Analysis or Plan of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Notes, which had a balance of principal and accrued interest of approximately $1,804,000 at December 31, 2004, matured on November 30, 1998. The Notes bear interest at eight percent per annum. The
Partnership was in default due to non-payment upon maturity. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. The sale of the Partnership's remaining asset in October 2001 did not generate sufficient proceeds to pay off the Notes in full. The Managing General Partner is working with the debt trustee regarding a final payment to the noteholders. Once this payment is made, the Partnership is expected to terminate.

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

During the year ended December 31, 2004, net liabilities in liquidation increased by approximately $305,000. The increase is due to increases in the accrued interest payable on the Notes, in amounts due to affiliate and in the estimated costs during the period of liquidation and a decrease in the debt trustee escrow. The estimated costs during the period of liquidation increased due to an increase in the expected legal and administrative expenses and an increase in the expected time required to liquidate the Partnership as a result of the lawsuit filed by the Trustee in August 2004.

During the year ended December 31, 2003, net liabilities in liquidation increased by approximately $77,000. This increase was primarily due to a decrease in cash and cash equivalents and an increase in the accrued interest payable on the Notes partially offset by an increase in the debt trustee escrow.

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2004 is approximately $191,000 of costs that the Managing General Partner estimates will be incurred during the remaining period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2005. Because the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

In light of the maturity of the Notes, no distributions were made to the limited partners during the years ended December 31, 2004 and 2003.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates own 3,950 limited partnership units in the Partnership representing 6.39% of the outstanding units at December 31, 2004. AIMCO and its affiliates also own 8,977 of the Notes representing 9.10% of the outstanding Notes at December 31, 2004.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note B - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that its significant accounting policies have been discussed above.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XX

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Statement of Net Liabilities in Liquidation - December 31, 2004

      Statements of Changes in Net Liabilities in Liquidation for the years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Century Properties Fund XX


We have audited the accompanying statement of net liabilities in liquidation of Century Properties Fund XX as of December 31, 2004 and the related statements of changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Century Properties Fund XX at December 31, 2004 and the changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States applied on the basis of accounting described in Note A to the financial statements.


                                                          /s/Ernst & Young LLP


Greenville, South Carolina
March 10, 2005

                           CENTURY PROPERTIES FUND XX

                   STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                $ 3
   Debt trustee escrow                                                        797

                                                                              800
Liabilities
   Other liabilities                                                           97
   Due to affiliates                                                           40
   Non-recourse promissory notes (Note A)                                   1,804
   Estimated costs during the period of liquidation                           191

                                                                            2,132

Net liabilities in liquidation                                            $(1,332)


              See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

           STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION

                                 (in thousands)



                                                                For the Years Ended
                                                                    December 31,
                                                                 2004          2003

Net liabilities in liquidation at beginning of period           $(1,027)      $ (950)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                             (2)         (41)
   Decrease in receivables                                           --          (13)
   (Decrease) increase in debt trustee escrow                       (64)          54
   Increase in accounts payable                                      --           (9)
   Increase in due to affiliates                                    (40)          --
   (Increase) decrease in other liabilities                          (5)           1
   Increase in non-recourse promissory notes and interest           (74)         (73)
   (Increase) decrease in estimated costs during the
     period of liquidation                                         (120)           4

Net liabilities in liquidation at end of period                 $(1,332)     $(1,027)


              See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XX

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Basis of Presentation

As of December 31, 1999, Century Properties Fund XX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting.

The Partnership's Nonrecourse Promissory Notes (the "Notes"), which had a balance of principal and accrued interest of approximately $1,804,000 at December 31, 2004, matured on November 30, 1998. The Notes bear interest at eight percent per annum. The Partnership was in default due to non-payment upon maturity. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") previously contacted the indenture trustee for the Notes and certain holders of the Notes regarding this default. On October 28, 1999 the Partnership entered into a forbearance agreement with the indenture trustee for a period of 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the Note holders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Notes. With the consent of the indenture trustee, the forbearance period was extended to December 15, 2001. The sale of the Partnership's remaining asset in October 2001 did not generate sufficient proceeds to pay off the Notes in full. The Managing General Partner is working with the debt trustee regarding a final payment to the noteholders. Once this payment is made, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2004 is approximately $191,000 of costs that the Managing General Partner estimates will be incurred during the remaining period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2005. Because the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $3,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The Partnership has filed a final tax return effective December 31, 2003. As a result, there was no taxable loss for 2004. The taxable loss of the Partnership for the year ended December 31, 2003 was approximately $3,903,000 ($63.16 per limited partnership unit).

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                    2004
Net liabilities in liquidation                     $(1,332)
  Cash                                                  (3)
  Debt trustee escrow                                 (797)
  Non-recourse promissory notes                      1,804
  Estimated costs in liquidation                       191
  Other                                                137
Net assets - Federal tax basis                      $ --

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. No such expenses or reimbursements were paid during the years ended December 31, 2004 and 2003.

During the year ended  December 31, 2004,  an affiliate of the Managing  General
Partner  advanced  the  Partnership   approximately  $40,000  to  pay  operating
expenses. No interest was charged on this advance.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2004 or 2003.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates own 3,950 limited partnership units in the Partnership representing 6.39% of the outstanding units at December 31, 2004. AIMCO and its affiliates also own 8,977 of the Notes representing 9.10% of the outstanding Notes at December 31, 2004.

Note E - Contingencies

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

On August 17, 2004, the Partnership was sued, along with the Managing General Partner, Fox Capital Management Corporation, and general partner, Fox Partners
III. The suit was brought in the Supreme Court of the State of New York, New York County by J.P. Morgan Trust Company, N.A., ("Trustee") formerly Chase Manhattan Bank & Trust Company, N.A., as Trustee under the Trust Indenture dated as of February 22, 1984. The Trustee alleges claims of breach of contract and unjust enrichment based on defendants' alleged breaches of their obligations under a Forbearance Agreement dated as of October 28, 1999. The Trustee seeks the payment of certain funds that it contends were improperly withheld or misappropriated under the Forbearance Agreement. In its breach of contract claim, the Trustee claims that it is entitled to $541,776 plus interest, which is comprised of management fees paid to Fox Partners III and outstanding reserves allegedly due to the Trustee. The Partnership will vigorously defend the litigation. The Partnership's management does not believe that the litigation will have a material adverse effect on the Partnership.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Items 8b.   Other Information

            None.

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. No such expenses or reimbursements were paid during the years ended December 31, 2004 and 2003.

During the year ended  December 31, 2004,  an affiliate of the Managing  General
Partner  advanced  the  Partnership   approximately  $40,000  to  pay  operating
expenses. No interest was charged on this advance.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2004 or 2003.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates owned 3,950 limited partnership units in the Partnership representing 6.39% of the outstanding units at December 31, 2004. AIMCO and its affiliates also owned 8,977 of the Notes representing 9.10% of the outstanding Notes at December 31, 2004.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $18,000 and $28,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $2,000 and $3,000 for 2004 and 2003, respectively.

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


                                    CENTURY PROPERTIES FUND XX


                                    By:   FOX PARTNERS III,
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive     Date:   March  18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice   Date:   March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President             Date:   March 18, 2005
Stephen B. Waters

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 18, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice   President   of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 18, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XX (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.